Form 10-Q
period 1999-03-31
APPLIEDTHEORY CORP
filed 1999-06-11
CIK 1078577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-25759


                            APPLIEDTHEORY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                               16-1491253
           (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                IDENTIFICATION  NO.)



                 40 CUTTER MILL ROAD,                             11021
            SUITE 405, GREAT NECK, N.Y.                        (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                (516) 466 - 8422
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 NOT APPLICABLE
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                            SINCE LAST REPORT DATE)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No  X
    ---    ---

As of June 1, 1999, there were - 21,146,435 shares of AppliedTheory Corporation common stock, par value $.01, outstanding


                    The Index of Exhibits appears on page 34

================================================================================

                            APPLIEDTHEORY CORPORATION



                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited):

              Balance Sheets as of December 31, 1998 and March 31, 1999........3

              Statements of Operations for the three months ended
              March 31, 1998 and March 31, 1999................................4

              Statements of Cash Flows for the three months ended
              March 31, 1998 and March 31, 1999................................5

              Notes to Financial Statements....................................6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................11

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings...............................................18

Item 2.       Changes in Securities and Use of Proceeds.......................18

Item 3.       Defaults Upon Senior Securities.................................19

Item 4.       Submission of Matters to a Vote of Security Holders.............19

Item 5.       Other Information...............................................20

Item 6.       Exhibits and Reports on Form 8K.................................32

Signatures    ................................................................33

Exhibit Index.................................................................34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            APPLIEDTHEORY CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            December 31,             March 31,
                                                                                1998                    1999
                                                                                ----                    ----
                                                                       (Derived from Audited        (Unaudited)
                                                                       Financial Statements)
                             ASSETS
Current assets
 Cash and cash equivalents                                                    $  1,786               $    813
 Accounts receivable, net of allowance for doubtful accounts
  of $157 and $172, respectively                                                 3,584                  3,888
 Prepaid expenses and other assets                                                 255                    289
                                                                              --------               --------
     Total current assets                                                        5,625                  4,990

Property and equipment, net                                                      4,203                  5,923
Other assets                                                                       690                  1,721
                                                                              --------               --------
     Total assets                                                             $ 10,518               $ 12,634
                                                                              ========               ========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable                                                             $  2,149               $  2,988
 Accrued payroll                                                                   582                    866
 Accrued expenses                                                                2,473                  2,579
 Deferred revenue                                                                1,849                  1,790
 Current portion of long-term debt and capital lease obligations                   551                  1,077
 Preferred stock dividends payable                                                 420                    473
 Due to related parties                                                            850                    869
                                                                              --------               --------
     Total current liabilities                                                   8,874                 10,642

Long-term debt and capital lease obligations                                     5,979                  6,767
Borrowings from NYSERNet.net, Inc.                                               2,957                  3,809
Other Liabilities                                                                  215                    198
Redeemable preferred stock - 1,000,000 shares authorized;
 15,000 issued and outstanding; cumulative 14% dividend;
 $100 per share liquidation value                                                1,500                  1,500

Stockholders' Equity (Deficit):
Common stock, $.01 par value; 60,000,000 shares authorized;
 issued and outstanding 15,039,488 shares at December 31,
 1998 and 15,848,708 shares at March 31, 1999                                      150                    159
Common stock - nonvoting, $.01 par value, 5,000,000 shares
 authorized; issued and outstanding 54,848 shares at December
 31, 1998 and 121,473 shares at March 31, 1999                                       1                      1

Additional paid-in capital                                                       6,581                  7,007
Accumulated deficit                                                            (15,739)               (17,449)
                                                                              --------               --------

     Total stockholders' equity (deficit)                                       (9,007)               (10,282)
                                                                              --------               --------

     Total liabilities and stockholders' equity (deficit)                     $ 10,518               $ 12,634
                                                                              ========               ========


        The accompanying notes are an integral part of these statements.

                            APPLIEDTHEORY CORPORATION

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            March 31,
                                                                --------------------------------
                                                                    1998                1999
                                                                    ----                ----
Net revenues
     Third-party customers                                      $      3,175        $      4,833
     NYSERNet.org, Inc. customers and services                         2,159               2,034
                                                                ------------        ------------

     Total net revenues                                                5,334               6,867
                                                                ------------        ------------

Costs and expenses
     Cost of revenues                                                  2,940               4,103
     Sales and marketing                                               1,438               1,764
     General and administrative                                        1,143               1,814
     Research and development                                             46                  63
     Depreciation and amortization                                       360                 616
     Other expenses                                                        2                   3
                                                                ------------        ------------

     Total costs and expenses                                          5,929               8,363
                                                                ------------        ------------

     Loss from operations                                               (595)             (1,496)

Interest income                                                         --                   (18)
Interest expense                                                         142                 180
                                                                ------------        ------------

     NET LOSS                                                           (737)             (1,658)

Preferred stock dividends                                                 52                  52
                                                                ------------        ------------

Net loss attributable to common stockholders                    $       (789)       $     (1,710)
                                                                ============        ============

Basic and diluted loss per common share                         $      (0.07)       $      (0.11)
                                                                ============        ============

Shares used in computing basic and diluted loss per share         10,907,075          15,930,258
                                                                ============        ============


        The accompanying notes are an integral part of these statements.

                            APPLIEDTHEORY CORPORATION

                             STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      March 31,
                                                                               ----------------------
                                                                                1998            1999
                                                                                ----            ----
Cash flows from operating activities
         Net loss                                                              $  (737)       $(1,658)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                        360            616
              Provision for bad debts                                             --               23
              Deferred payment of interest expense to NYSERNet.net, Inc.            51             52
              Loss on sale of property and equipment                                12              3
              Non-cash compensation expense                                        100            313
              Changes in assets and liabilities
                Accounts receivable, net                                          (502)          (326)
                Due to (from) related parties                                     (431)            18
                Prepaid expenses and other assets                                 (240)          (284)
                Accounts payable                                                   589            840
                Accrued payroll                                                     39            284
                Accrued expenses and other liabilities                             358             89
                Deferred revenue                                                   360            (59)
                                                                               -------        -------

              Net cash used in operating activities                                (41)           (89)
                                                                               -------        -------

Cash flows from investing activities
         Purchases of property and equipment                                      (626)          (889)
         Payments received on notes receivable                                    --                1
         Proceeds from sale of property and equipment                                5           --
                                                                               -------        -------

              Net cash used in investing activities                               (621)          (888)
                                                                               -------        -------

Cash flows from financing activities
         Issuance of common stock, net of issuance costs                            59            121
         Borrowings from NYSERNet.net, Inc.                                       --              800
         Proceeds from line of credit borrowings, net                              721             70
         Principal payments on capital leases                                      (53)          (205)
         Security deposit on equipment financing                                  --             (782)
                                                                               -------        -------

              Net cash provided by financing activities                            727              4
                                                                               -------        -------

              Net increase (decrease) in cash and cash equivalents                  65           (973)

Cash and cash equivalents, beginning of period                                     135          1,786
                                                                               -------        -------

Cash and cash equivalents, end of period                                       $   200        $   813
                                                                               =======        =======


        The accompanying notes are an integral part of these statements.

                            APPLIEDTHEORY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     AppliedTheory Corporation (formerly AppliedTheory Communications, Inc.) was incorporated in the State of New York in November 1995 as a wholly-owned subsidiary of NYSERNet.net, Inc. ("NET"), a not-for profit corporation. NET is also the sole member of NYSERNet.org, Inc. ("ORG"), a not-for-profit corporation (in effect ORG is a wholly-owned subsidiary of NET). As a result of certain transactions completed during 1998 (the exercise of options for 3,559,335 shares of AppliedTheory Communications, Inc. common stock, the private placement of 1,725,000 shares of AppliedTheory Communications, Inc. common stock and NET's direct sale of 4,875,000 shares of AppliedTheory Communications, Inc. common stock), AppliedTheory Corporation is no longer a subsidiary of NET.

     These financial statements for the three months ended March 31, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of AppliedTheory Corporation (the "Company") as of and for the year ended December 31, 1998 included in the our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The accompanying unaudited financial statements of AppliedTheory Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods have been reflected. Operating results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.

     In conjunction with its Initial Public Offering (the "IPO"), AppliedTheory Communications, Inc. reorganized as a Delaware corporation. On January 28, 1999, AppliedTheory Communications, Inc. established its wholly owned subsidiary, AppliedTheory Corporation. AppliedTheory Communications, Inc. merged into AppliedTheory Corporation, which is the surviving entity effective with the completion of its IPO, on May 5, 1999. On April 12, 1999, a committee of the Board of Directors of both AppliedTheory entities authorized an increase in the number of authorized shares of common stock and preferred stock to 90,000,000 and 1,000,000, respectively. All non-voting common shares were converted into voting common shares effective with the IPO.

     On May 5, 1999, the Company's IPO became effective. Through the IPO, 5,175,000 shares of the Company's common stock were issued for net proceeds of approximately $77.0 million after deduction of the underwriting discount and commission.

NOTE B - LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options and stock appreciation rights. Potential common shares issued are calculated using the treasury method. All potential common shares have been excluded from the computation of diluted loss per share

                            APPLIEDTHEORY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     as their effect would be antidilutive and accordingly, there is no reconciliation of basic and diluted loss per share for the periods presented.

NOTE C - SEGMENT AND RELATED INFORMATION

     The Company operates as one business segment, as a provider of Internet solutions. The Company had revenues from its major service offerings as follows:


                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                     1998                1999
                                                  ----------          ----------
Net revenues
  Internet connectivity                           $3,577,439          $4,160,818
  Internet integration and
    enterprise portal development                  1,361,202           2,094,635
  Web hosting                                        395,160             611,218
                                                  ----------          ----------
Total net revenues                                $5,333,801          $6,866,671
                                                  ==========          ==========


NOTE D - PROPERTY AND EQUIPMENT

     On December 21, 1998, the Company adopted a plan, which was approved by its Board of Directors, to close a leased facility, which principally is used as a Web-hosting data center. The facility has experienced operational difficulties which limited its usability as a Web-hosting site and its ability to generate sufficient revenues. In connection with the plan of abandonment, the Company recorded a $900,000 charge to operations for the year ended December 31, 1998 consisting of (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000 in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and (ii) a $414,000 accrued liability, included in Accrued Expenses, relating to equipment leases and facility operating leases, (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively, in accordance with the provisions of EITF 94-3, "Liability Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This accrued liability provides for only those costs subsequent to exiting the facility, which is expected to occur in September 1999, and costs prior thereto will be recognized during the period they are incurred. The plan calls for the Web-hosting customer base served from this abandoned facility and the related revenues, which are not significant, to be transitioned to another facility. As of March 31, 1999, no amounts have been paid against this liability.

                            APPLIEDTHEORY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - LONG-TERM DEBT

     Line of Credit

     On January 20, 1998, the Company entered into a credit agreement with a bank for an aggregate amount of $7,500,000, which expires on January 19, 2001. The agreement provides for the payment of the unpaid principal balance of all amounts advanced on January 19, 2001. Interest is charged and payable on a monthly basis as determined by the Company, either on a LIBOR plus 50 basis points or a prime rate basis less 200 basis points. The credit facility is collateralized by substantially all assets of the Company and by a maximum of $5,500,000 of cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NET.

     The Company had $5,500,000 outstanding under the line of credit as of March 31, 1999 and, as a result of certain restrictions, had no additional availability as of March 31, 1999. The average interest rate on outstanding borrowings was 6.1% at March 31, 1999.

     Borrowings from NYSERNet.net, Inc.

     The Company has an unsecured borrowing facility with NET, which provides for borrowings to a maximum amount of $6,187,000, less any preferred stock issued to NET, for working capital requirements. This borrowing facility expires on January 1, 2002. Interest on the loans accrues at the prime rate and payments are deferred for five years from the date of each advance or January 1, 2002, whichever is earlier. All principal borrowings under this agreement are due and payable on January 1, 2002. The Company had principal borrowings under this facility of $3,487,000 at March 31, 1999. The Company had $1,200,000 available for additional principal borrowings at March 31, 1999. In addition, the Company has interest payable under this agreement of approximately $322,000 at March 31, 1999. On May 5, 1999, the Company paid down the line of credit and deferred interest in full with the proceeds from the IPO.


     Capital Lease Obligations

     During March 1999, the Company leased approximately $1,449,000 of equipment under an agreement accounted for as a capital lease. The obligation for the equipment requires the Company to make monthly payments of approximately $52,000 through September 2001. In connection with the equipment financing, the Company was required to place on deposit $782,000 as additional collateral. The security deposit which is included in other assets is interest bearing, and may at the sole discretion of the lender, be refundable based upon the completion of the Company's IPO.

                            APPLIEDTHEORY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - REDEEMABLE PREFERRED STOCK

     Holders of shares of the redeemable preferred stock are entitled to receive payment for cumulative dividends at the annual rate of $14.00 per share (14%) beginning January 1, 1999, based upon a liquidation value of $100 per share, payable quarterly. At March 31, 1999, the amount of dividends payable on the 14% redeemable preferred stock was $472,500. The Company may redeem all or any part of the preferred stock at any time on or after December 31, 2001, by resolution of the Company's Board of Directors. At any time on or after December 31, 2001, any holder of preferred stock may request that the Company redeem some or all of the holder's preferred stock within sixty days of such request. On May 5, 1999, the Company paid $1,993,000 to fully redeem the preferred stock and accrued dividends in full with the proceeds from the IPO.

NOTE G - STOCK OPTIONS

     Certain options and stock appreciation rights were granted in 1998 at exercise prices below the fair market value of the Company's stock. The Company recorded $100,000 and $313,000 of compensation expense associated with these options and stock appreciation rights for the three months ended March 31, 1998 and 1999 respectively.

NOTE H - RELATED PARTY TRANSACTIONS

     Transactions with NET and ORG

     The Company has entered into an Internet service provider agreement with ORG to serve as ORG's sole source provider for Internet solutions to ORG's customer base under contractual arrangements. ORG's customers consist of
     (i) unrelated customers for which ORG serves as a conduit to the sales transactions between the Company and these customers and (ii) member institutions of ORG for which ORG provides pricing terms below that charged by the Company to ORG. The Company's revenues from ORG's customer base for the following periods are:


                                                 Three months ended March 31,
                                               ---------------------------------
                                                  1998                   1999
                                               ----------             ----------
Unrelated customers                            $  832,274             $  698,932
Member institutions                             1,118,815              1,119,397
Services to ORG                                   207,948                215,273
                                               ----------             ----------
                                               $2,159,037             $2,033,602
                                               ==========             ==========

                            APPLIEDTHEORY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     During each of the three months ended March 31, 1998 and 1999, the Company charged NET approximately $25,000 and ORG $75,000, respectively, in management fees.

     The excess of the Company's revenues over amounts charged by ORG to its member institutions was approximately $707,000 and $698,000 for the three months ended March 31, 1998 and 1999, respectively.

NOTE I - SUBSEQUENT EVENT

     1.   Stock Split

          On April 12, 1999 the Board of Directors approved a 1.5 to 1 stock split to be completed upon completion of the Initial Public Offering. All per share amounts have been adjusted retroactively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read and consider the following discussion in conjunction with our audited financial statements and notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as of and for the year ended December 31, 1998 which is included the Registration Statement Form S-1 (File No. 333-72133), as filed with the Securities and Exchange Commission in connection with our initial public offering of common stock.

         Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in Part II, Item 5 of this Form 10-Q and in the Registration Statement of our initial public offering of common stock.

         Unless the context otherwise requires, references in this Form 10-Q to "AppliedTheory", the "Company, "we", "our" and "us" refer to AppliedTheory Corporation.

OVERVIEW

         We are a leading provider of one-stop Internet solutions to the business mid-market and public sector, offering an extensive array of high performance, reliable and scalable Internet technology products and services. Our products and services can be tailored to meet our customers' requirements. We provide the following products and services, either individually or as part of a one-stop package:

               - Internet integration and enterprise portal development, including custom software application development, Web site design and development and upgrading of legacy systems;

               - Web hosting, consisting of custom hosting solutions and outsourcing, shared server, dedicated server and co-location hosting solutions; and

               - Internet connectivity, including virtual private network solutions, network and security consulting and dedicated Internet access.

         We market our products and services to the business mid-market and public sector institutions. We believe these businesses and institutions are increasingly demanding one-stop solutions for Internet services due to the difficulty and expense of managing and integrating the products and services of multiple vendors. Our comprehensive suite of products and services enables our customers to capitalize on the wide variety of critical data communication opportunities made possible by the Internet.

         Historically, we have generated our revenues using a small sales force and have expanded our customer base primarily through word of mouth. We are rapidly building our sales and marketing efforts nationally to more aggressively pursue customers. We have targeted 20-30 metropolitan areas throughout the United States which have high concentrations of businesses and intend to grow our direct sales force by more than 100 over the next two years. These targeted markets, where we plan to have a physical local presence, coincide with the planned points of presence, or POPs, of our strategic partner, IXC Internet Services, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUE. Total net revenues increased approximately $1.6 million from $5.3 million in the three months ended March 31, 1998 to $6.9 million in the three months ended March 31, 1999. Approximately $0.6 million of this growth was from Internet connectivity revenue, which resulted primarily from the addition of over 65 new customers from March 31, 1998 to March 31, 1999. Web hosting revenue increased by approximately $0.2 million during the same period. This increase resulted primarily from an increase in Web monitoring, management and hosting services for the New York State Department of Labor in connection with America's Job Bank. The remaining increase in total net revenues of approximately $0.8 million was derived from Internet integration and enterprise portal development services. These services include:

         -     linking existing databases and legacy systems with the Web; and

         - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers.

         The increase in Internet integration and enterprise portal development was derived from the expansion of these services to the New York State Department of Labor in connection with America's Job Bank.

         For the quarter ended March 31, 1999, as a percentage of total net revenues, Internet connectivity represented 61%, Internet integration and enterprise portal development represented 31% and Web hosting represented 8%. For the quarter ended March 31, 1998, as a percentage of total net revenues, Internet connectivity represented 67%, Internet integration and enterprise portal development represented 26% and Web hosting represented 7%.

          COST OF REVENUE. Cost of revenue for the three months ended March 31, 1999 totaled approximately $4.1 million compared with approximately $2.9 million for the three months ended March 31, 1998. Approximately $.55 million of this increase is attributable to the upgrade of our network to support customer growth and improve our Internet connectivity services. Additionally, approximately $.50 million was derived from an increase in labor and other professional service costs associated with the expansion of Internet integration and enterprise portal development services provided to the New York State Department of Labor in connection with America's Job Bank. As a percentage of revenue, cost of revenue increased to 60% of revenue in the three months ended March 31, 1999 from 55% of revenue in the three months ended March 31, 1998.

         SALES AND MARKETING. For the three months ended March 31, 1999 and 1998, sales and marketing expense was approximately $1.8 million and $1.4 million, respectively. The $.4 million increase reflects a substantial investment in the sales and marketing organizations necessary to support our expanded customer base and our efforts to establish a national sales and marketing program. This increase also reflects a growth in subscriber acquisition costs for our Internet connectivity and web hosting products, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Sales and marketing expense, as a percentage of revenue, was approximately 26% for the three months ended March 31, 1999 and 1998.

         GENERAL AND ADMINISTRATIVE. For the quarters ended March 31, 1999 and 1998, general and administrative expenses were approximately $1.8 million and $1.1 million, respectively. The increase in general and administrative expenses of approximately $0.7 million was primarily attributable to:

         -     compensation expense relating to stock compensation expense;

         -     costs related to recruiting new personnel; and

         - increases necessary to manage the financial, legal and administrative aspects of our business.

         For the quarter ended March 31, 1999, general and administrative expense increased as a percent of revenue to 26% from 21% for the quarter ended March 31, 1998.

         RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our Internet integration and enterprise portal development and web hosting service offerings. For the three months ended March 31, 1999 and 1998, research and development expenses have not significantly fluctuated.

         DEPRECIATION AND AMORTIZATION. For the three months ended March 31, 1999 and 1998, depreciation and amortization expense was approximately $.6 million and $.4 million, respectively. Depreciation and amortization costs have increased as a result of capital expenditures associated with our Internet integration and enterprise portal development and web hosting products.

         NET INTEREST EXPENSE. Net interest expense was approximately $.2 million for the three months ended March 31, 1999 and 1998, respectively.

         NET LOSS. Net loss attributable to common stockholders for the quarter ended March 31, 1999 was $1.7 million, or $0.11 per share, compared with $.79 million or $0.07 per share for the quarter ended March 31, 1998.



LIQUIDITY AND CAPITAL RESOURCES

         We had an accumulated deficit of $17.4 million at March 31, 1999, and have used $8.8 million in cash in the aggregate to fund operations during the period since our inception on October 1, 1996 through March 31, 1999. To date, we have satisfied our cash requirements primarily through the sale of common and preferred stock and borrowings under credit agreements and equipment financing arrangements. Our principal uses of cash are to fund operations, for working capital requirements and for capital expenditures. At March 31, 1999, we had $.8 million in cash and cash equivalents and a working capital deficit of approximately $5.7 million. The Company used cash in operations of approximately $89,000 in the quarter ended March 31, 1999 compared to $41,000 for the quarter ended March 31, 1998. Net cash used in investing activities for the quarter ended March 31, 1999 and 1998 was approximately $.9 million and $.6 million, respectively. Net cash provided by financing activities was insignificant in the quarter ended March 31, 1999 and approximately $.7 million for the quarter ended March 31, 1998.

         Capital expenditures, including capital leases, amounted to approximately $2.4 million for the quarter ended March 31, 1999 as compared to $.6 million for the quarter ended March 31, 1998.

         On January 20, 1998, we obtained a secured revolving line of credit with Fleet National Bank for $7.5 million, which expires on January 19, 2001. Borrowings under this line are secured by substantially all our assets and by a maximum of $5.5 million of cash and cash equivalents, government securities and corporate securities or corporate equities pledged by NYSERNet.net, Inc., a not-for-profit corporation of which we were formerly a wholly owned subsidiary, and which is currently one of our principal stockholders. (For further details of this relationship, please see the discussion in Note A to the Financial Statements provided in Part I, Item I of this Form 10-Q and in the Registration Statement for our initial public offering of common stock). At March 31, 1999, borrowings under this line amounted to $5.5 million. The credit agreement provides for the payment on January 19, 2001, of the unpaid principal balance of all amounts advanced. Interest is charged and payable on a monthly basis as determined by us either at LIBOR plus 50 basis points or at the prime rate less 200 basis points. As of March 31, 1999, as a result of restrictions under the line of credit, no additional credit was available under this agreement.

         We also have an unsecured revolving borrowing facility with NYSERNet.net, which provides for borrowings up to a maximum amount of approximately $6.2 million, less any preferred stock issued to NYSERNet.net. Interest on the loans accrues at the prime rate (7.75% at March 31, 1999). Payments are deferred until December 31, 2001. As of March 31,1999, $2.0 million was available under this borrowing facility. In connection with our initial public offering, on Form S-1 of 5,175,000 shares of our common stock, par value $.01 per share, we fully redeemed our outstanding preferred stock and paid down all outstanding line of credit borrowings to NYSERNet.net.

         We have made capital investments in our network operations center, data center and other capital assets, excluding assets under capital lease, totaling $0.9 million and $0.6 million in the three months ended March 31, 1999 and 1998.

         We believe that the net proceeds from our initial public offering, which closed on May 5, 1999, will be sufficient to meet our anticipated cash needs for expanding our sales and marketing efforts, expanding our customer support services, building new distributed data centers, and for other working capital requirements and general corporate purposes. However, there can be no assurance regarding the period of time through which our financial resources will be adequate to support our operations. We may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies.



YEAR 2000 COMPLIANCE

         Our business operations and revenues are very sensitive to the effects of Year 2000 problems. These problems may originate within our own systems and products or within the systems of our third party suppliers or our customers. Some of our non-information technology systems, such as equipment or machinery, may also be affected by Year 2000 problems.

OUR YEAR 2000 COMPLIANCE PROGRAM

         During the second quarter of 1998, we formed a working group to ensure that our products and services are Year 2000 compliant. These include:

     -   our commercial product line;

     -   internal software business applications;

     -   hardware;

     -   desktop support;

     -   telephone systems;

     -   office equipment; and

     -   facilities.

         All of these components are undergoing a rigorous Year 2000 readiness verification process, which includes:

     - component inventory and assessment, including vendor and third party evaluation;

     -   component remediation;

     -   component testing;

     -   system testing; and

     -   contingency planning.

         Testing has not yet been completed, and we plan to continue testing throughout the rest of the year. As of May 29, 1999, we have identified all of the components of our business that need to be tested for Year 2000 readiness, and we expect to complete upgrades and testing in the second quarter of 1999. We have also sent requests for Year 2000 readiness statements to each of our third party vendors. Responses received from these parties are currently being analyzed, and follow-up requests have been sent to those who did not respond to our initial request. To date, there are no responses that cause concern as far as achieving compliance.

         Our Total Estimated Costs Associated with Year 2000. We estimate that we will incur expenses of approximately $45,000 to test and upgrade our products and applications for Year 2000 readiness. We also expect 500 to 750 additional hours of labor will be necessary to complete the testing and upgrading. The costs associated with our internal applications compliance are expected to be limited to 150 to 250 hours of labor, and the balance of our estimated expenses in cash and hours of labor will be committed to ensuring the readiness of our products and services.

YEAR 2000 AND OUR INTERNAL APPLICATIONS

         Our State of Readiness. All of our internally developed systems, upgrades and applications are Year 2000 ready or are scheduled to be updated in the near future. Most of our system packages have also been deemed compliant by our vendors. Even though we will continue to test our systems, we anticipate full compliance during 1999.

         Contingency Plans. If during our testing in 1999 we find results that warrant concern, we will dedicate programming staff to procure readiness and to do re-testing.

YEAR 2000 AND OUR SERVICES AND PRODUCTS.

         Our State of Readiness. We expect that any problems related to our Internet access products will be resolved before the end of 1999. For example, we are currently changing our dial-up network to a dial-up access service provided by an affiliate of IXC that has been represented to us as Year 2000 ready.

         We are currently assessing the Year 2000 readiness of the different operational aspects of our Internet access and value-added services such as mail and news, and almost all components are Year 2000 ready. Any component that is found not to be Year 2000 ready will be upgraded and tested further. Any third party vendor of products that we use for these services that has been noted as not yet Year 2000 ready had been sent a letter requesting its readiness plans.

         Regarding our security services offerings, while versions 4.0a and higher of the Gauntlet firewall software program have been tested and are Year 2000 ready, we have recommended that all of our Gauntlet customers upgrade to version 4.2 or higher. We have sent the Gauntlet version 4.2 or higher to all our existing Gauntlet customers.

         We deliver Web hosting services through integration of third party hardware and software. This creates an environment in which our clients may place and run their Web sites in our data centers. As of March 1, 1999, we had requested Year 2000 readiness plans from all 40 of our third party vendors for our Web hosting services. Based on responses, software upgrades have been applied to those in need, and product testing is underway. We are testing outside software used by our customers in the same manner as internally designed software when there is no third party vendor liable for upgrades and patches.

         We expect that our Internet integration and enterprise portal development services will be for the most part unaffected by the Year 2000 issue. There may be cases where incoming data feeds from customers will need to be adjusted or slight modifications will need to be made on the Web server. However, because Internet integration and enterprise portal development is a fairly new business line, Year 2000 compliance was addressed from its inception. Additionally, Internet integration and enterprise portal development projects have been implemented almost exclusively by in-house technical programmers who have helped to ensure that Year 2000 standards, as well as other programming standards, were adhered to.

         We have initiated full testing of our entire product line. Test servers have been built, and web testing is underway. The tests are simulating the Internet access services and Web hosting services for the two calendar weeks before and after January 1, 2000. The goal of these tests is to identify any problematic operations and create a plan for rectifying problems during June and July 1999, when the second phase of testing will commence.

         Risks of our Products and Services' Year 2000 Issues. The worst case scenario for our Internet access services would be the unavailability of access to all customers. Although this risk is unlikely, given the high level of Year 2000 readiness already in place for the components of this product line, it is possible that we could suffer minor access problems.

         In the case of our Web hosting services, the worst case scenario would be the inability to access the Web sites we manage. A more likely risk would be that our service would be unavailable to some sites for time periods of less than one week. In such cases we may give service credits to our customers whose service is interrupted.

         Our Web enabling solutions applications may experience problems such as a customer data feed not being Year 2000 ready or customers failing to make necessary changes. In such a case, our technical support and operations groups would help customers fix these problems to the best of our ability.

         Contingency Plans. If our Internet access and value-added services are not Year 2000 ready, we are prepared to move customers' local loop access services to other providers or to offer service credits. We do not currently have any information that would cause us to believe that any of our third party vendors will experience substantial Year 2000 problems. However, if during the course of our Year 2000 testing we find that any particular vendor is being unresponsive, we will attempt to locate a replacement for that vendor. Additionally, we will communicate with our customers throughout the year in order to alert them to third party issues that may affect them.

         In the case of our Web hosting services, we will be adding multiple data centers over the course of 1999 and will be in a position to provide additional redundancy for our customers' Web sites if they desire.

         If, during the course of the Year 2000 testing of our Internet integration and enterprise portal development solutions, we discover that a customer will be required to alter or correct a data feed and that the customer is unable to do so, we will try to correct the data feed and reform it as necessary. This correction would likely involve a small amount of additional labor on our part.

         In any event, we will fully staff our technical support and operations groups during the last week of December and all of January 2000 to fix any problems in our systems and help customers to the best of our ability with any problems they may experience.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company is currently not party to any material legal proceedings.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 5, 1999, we completed our initial public offering of 5,175,000 shares of our common stock, par value $.01 per share. The offering was made pursuant to a Registration Statement on Form S-1 (File No. 333-72133) which registered up to 5,175,000 shares of our common stock and was declared effective on April 29, 1999. The offering commenced on April 30, 1999 and all 5,175,000 shares registered in our offering were sold at an initial public offering price of $16.00 per share. The managing underwriters were Bear, Stearns & Co. Inc., CIBC World Markets Corp., Lehman Brothers Inc. and Wit Capital Corporation. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount. As of June 1, 1999, approximately $1.6 million was applied to expenses related to our offering. As a result, net proceeds from the offering are approximately $75.4 million. Except as discussed herein with respect to our repayment of a revolving line of credit and redemption of our preferred stock to NYSERNet.net, none of the net proceeds of our offering were paid by us, directly or indirectly, to any of our directors, officers or any of their associates, or to any person or entity owning 10 percent or more of our equity securities or the equity securities of any of our affiliates.

         On May 5, 1999, we paid approximately $3.8 million to repay outstanding borrowings under our revolving line of credit with NYSERNet.net, including accrued interest. We also paid approximately $2.0 million to redeem our outstanding preferred stock, including accrued dividends, from NYSERNet.net. NYSERNet.net owns approximately 23.1% of our common stock and has one representative on our board of directors. We intend to use the remaining $70.0 million of the net proceeds from the offering for general corporate purposes and working capital requirements, including the following:

         - to expand our sales and marketing efforts in 20-30 metropolitan areas and increase our direct sales force by over 100 employees nationally;

         -     to expand our customer support services, and

         - for working capital requirements and other general corporate purposes, including possible acquisitions.

         No portion of the proceeds has been allocated for any specific purpose referred to above. We have discretionary authority over the use of net proceeds from the offering. In addition, we intend to use approximately $4.5 million of the net proceeds from this offering to build new data centers in connection with the planned construction of the Gemini2000 Network.

         Pending the above uses, we intend to invest the proceeds of the offering in short-term, interest bearing securities of investment grade.

         During the quarter ended March 31, 1999, proceeds of $121,092 were generated from the exercise of options for 875,845 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On February 26, 1999, a special meeting of the stockholders of AppliedTheory Communications, Inc. was held pursuant to a notice, dated February 16, 1999, which was mailed on February 16, 1999 to all stockholders. The meeting was called in order to solicit the stockholders' approval of the reincorporation of AppliedTheory Communications, Inc. as a Delaware corporation, to be effected through a merger between AppliedTheory Communications, Inc., a New York corporation, and its wholly owned subsidiary, AppliedTheory Corporation, a Delaware corporation that is also the registrant. The Board of Directors of both of these corporations approved this merger on February 25, 1999. The stockholders approved this merger. Holders of the following shares were present in person or by proxy at this meeting and the following votes were cast in favor of the merger:



         Common stock: 15,941,673 shares outstanding, 15,670,173 shares present and voting in favor of approving the reincorporation merger, representing 99% of the common stock outstanding;

         Preferred stock: 15,000 shares outstanding, 15,000 shares present and voting in favor of approving the reincorporation merger, representing 100 % of the preferred stock outstanding.



         On April 15, 1999, a special meeting of the stockholders of AppliedTheory Communications, Inc. was held pursuant to a notice dated April 5, 1999, which was mailed to all stockholders. The meeting was called in order to solicit the stockholders' approval of the 1999 Stock Option Plan which was adopted by the Board of Directors of AppliedTheory Communications on March 8, 1999, as well as of the 1999 Employee Stock Purchase Plan, which was adopted by the Board of Directors of AppliedTheory Communications, Inc. on March 16, 1999. Both the 1999 Stock Option Plan and the 1999 Employee Stock Purchase Plan received stockholders' approval at this meeting. Holders of the following shares were present in person or by proxy at this meeting and votes were cast in the following manner:



         Common Stock: 15,970,179 shares outstanding, 14,985,749 shares present and voting in favor of approving the 1999 Stock Option Plan and the 1999 Employee Stock Purchase Plan, representing 94 % of the common stock outstanding; and

         Preferred stock: 15,000 shares outstanding, 15,000 shares present and voting in favor of approving the 1999 Stock Option Plan and the 1999 Employee Stock Purchase Plan, representing 100 % of the preferred stock outstanding.

ITEM 5.           OTHER INFORMATION

RISK FACTORS

         From time to time, in both written and in oral statements by our senior management, we express expectations and other statements regarding future performance. These forward-looking statements are inherently uncertain and you must recognize that these events could turn out to be different than such expectations and statements. We discuss key factors impacting current and future performance in the Registration Statement for our initial public offering and in other filings with the Securities and Exchange Commission. In addition, you should consider the following risk factors as well as any other information in this Quarterly Report in evaluating our business and us. Any investment in our common stock involves a high degree of risk.

WE HAVE A LIMITED OPERATING HISTORY AND MAY SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

         We have a limited operating history, and our business model is still in development. We were incorporated in 1995 and commenced operations in late 1996. As an early stage Internet company we are subject to expenses and difficulties associated with implementing our business plan that are not typically encountered by more mature companies. The risks associated with implementing our business plan relate to:

               -    building out our operations infrastructure;

               -    expanding our sales structure and marketing programs;

               -    increasing awareness of our brand;

               - providing services to our customers that are reliable and cost-effective;

               - responding to technological development or service offerings by competitors; and

               -    attracting and retaining qualified personnel.

         If we are not successful in implementing our business plan, our business or future financial or operating results could suffer.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO INCREASE IN THE FORESEEABLE FUTURE.

         We have incurred significant net losses and negative cash flows in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At March 31, 1999, we had an accumulated deficit of approximately $17.4 million. We incurred net losses of $1.7 million and $.79 million in the three months ended March 31, 1999 and 1998, respectively. In connection with our expansion plans, we anticipate making significant investments in sales and marketing, new distributed data centers, customer support and personnel. As a result of our expansion plans, we expect our net losses and negative cash flows from operations on a quarterly and annual basis to increase in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful completion of the Gemini2000 Network over which we have no control, and the successful implementation of our nationwide expansion strategy. The Gemini 2000 Network is the first coast-to-coast, next generation Internet backbone network which is designed to carry both research and commercial traffic. We are deploying this network together with IXC Communications, Inc., an affliate of one of our significant stockholders. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

TO DATE, MOST OF OUR REVENUES HAVE BEEN DERIVED FROM CUSTOMERS LOCATED IN NEW YORK STATE AND WE MAY NOT SUCCESSFULLY EXECUTE OUR NATIONWIDE GROWTH STRATEGY.

         To date, most of our revenues have been derived from customers located in New York State. Our business strategy is to become a leading national provider of advanced Internet technology solutions to the business mid-market and select public sector organizations. The risks we may encounter in executing our nationwide growth strategy include the possibility that:

               - our products and services are not accepted beyond our current market;

               - there are significant delays in the roll-out of the Gemini2000 Network or our new data centers;

               - the technology upon which the Gemini2000 Network is based is overtaken;

               - we fail to successfully implement our sales and marketing strategy on a national scale;

               -    we fail in our efforts to build a national sales force;
                    and/or

               -    we fail to develop a nationally recognized brand.

OUR RAPID GROWTH STRATEGY IS LIKELY TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

         Our future success depends in large part on our ability to manage any achieved growth in our business. For our nationwide growth strategy to succeed, we will need:

               -    to expand our business with new and current customers;

               -    to develop and offer successful new products and services;

               -    to retain key employees and hire new employees; and

               - to ensure that any future business we may develop or acquire will perform in a satisfactory manner.

         These activities are expected to place a significant strain on our resources. Also, we cannot guarantee that any of these will occur or that we will succeed in managing the results of any success in our nationwide growth strategy.

OUR ANNUAL AND QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. AS A RESULT, PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS ARE NOT NECESSARILY MEANINGFUL AND SHOULD NOT BE RELIED UPON AS INDICATIONS OF FUTURE PERFORMANCE.

         We have experienced significant fluctuations in our results of operations on a quarterly and annual basis. We expect to continue to experience significant fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside of our control, including:

               -    demand for and market acceptance of our services;

               -    customer retention;

               -    the timing and success of our marketing efforts;

               - the timing and magnitude of capital expenditures, including costs relating to the expansion of operations;

               - the timely expansion of existing facilities and completion of new facilities;

               -    the ability to increase bandwidth as necessary;

               -    fluctuations in bandwidth used by customers;

               - introductions of new services or enhancements by us and our competitors;

               -    increased competition in our markets;

               - growth of Internet use and establishment of Internet operations by mainstream enterprises; and

               -    changes in our and our competitors' pricing policies.

A RELATIVELY LARGE PORTION OF OUR EXPENSES ARE FIXED IN THE SHORT-TERM. AS A RESULT, OUR RESULTS OF OPERATIONS WILL BE PARTICULARLY SENSITIVE TO FLUCTUATIONS IN REVENUE.

         A relatively large portion of our expenses are fixed in the short-term, particularly in respect of data and telecommunications costs, depreciation, real estate interest expense and personnel. Because we will be required to incur these fixed expenses, irrespective of our revenue, our future results of operations are particularly sensitive to fluctuations in revenue.

THE EXPECTED CONTINUED GROWTH IN THE MARKET FOR OUR PRODUCTS AND SERVICES MAY NOT MATERIALIZE OR MAY MATERIALIZE IN A MANNER WE HAVE NOT ANTICIPATED.

         Our market is new and rapidly evolving. Whether, and the manner in which, the market for our products and services will continue to grow is uncertain. The market for our products and services may be inhibited for a number of reasons, including:

               - the reluctance of businesses to outsource their Internet integration, enterprise portal development, Web hosting and Internet connectivity needs;

               - our failure to successfully market our products and services to new customers; and

               - the inability to maintain and strengthen our brand awareness.

OUR SUCCESS DEPENDS IN LARGE PART ON THE CONTINUED GROWTH OF THE INTERNET
MARKET.

         Our business would be hurt if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

               -    access costs;

               -    inadequate network infrastructure;

               -    security concerns;

               - uncertainty of legal and regulatory issues concerning use of the Internet;

               -    inconsistent quality of service; and

               -    lack of availability of cost-effective, high-speed service.

         If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it or the Internet's performance and reliability may decline. Similarly, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could, in the future, grow more slowly or decline. This could hurt our business.

WE OPERATE IN AN EXTREMELY COMPETITIVE MARKET AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The Internet-based services market is extremely competitive and many of our competitors are more established and have greater financial resources than us. In addition, there are no substantial barriers to entry in this market. We also expect that competition will intensify in the future. Many of our competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us our competitors may:

               - develop and expand their network infrastructures and service offerings more efficiently or more quickly;

               - adapt more swiftly to new or emerging technologies and changes in customer requirements;

               - take advantage of acquisitions and other opportunities more effectively; and

               - more effectively leverage existing relationships with customers or exploit a more recognized brand name to market and sell their services.


         Our current and prospective competitors, both in New York State and nationally, generally may be divided into the following three groups:

               - Internet service providers including Concentric Network Corp., Exodus Communications, Inc., Globix Corporation, AboveNet Communications, Inc., PSINet Inc., UUNET Technologies, Inc., Frontier Global Center, GTE Internetworking, Digex, Inc., Verio Inc. and other national and regional providers;

               - telecommunications companies, such as AT&T Corp., Cable & Wireless plc, Sprint Corporation, MCI WorldCom, Inc., Qwest Communications International Inc., regional telecommunications companies and various cable companies; and

               - network and system integrators, including IBM Corporation, Oracle Corporation, the Big 5 accounting firms, EDS Corporation and similar entities.

         We believe that we may also face competition from other large computer hardware and software companies and other media, technology and telecommunications companies.

         The number of businesses providing Internet-related services is rapidly growing. We are aware of other companies, in addition to those named above, that have entered into or are forming joint ventures or consortia to provide services similar to those provided by us. Others may acquire the capabilities necessary to compete with us through acquisitions.

WE COULD ENCOUNTER SIGNIFICANT PRICING PRESSURE AS A RESULT OF INCREASED COMPETITION AND INDUSTRY CONSOLIDATION.

         As a result of increased competition and consolidation in the industry, we could encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of our services. We may not be able to offset such price reductions even if we obtain an increase in the number of our customers, derive higher revenue from enhanced services or manage to reduce our costs. Increased price or other competition could erode our market share and could significantly hurt our business. We cannot assure you that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully in that environment.

OUR REVENUES ARE HEAVILY DEPENDENT ON TWO CUSTOMERS. IF WE LOSE EITHER OF THESE CUSTOMERS, IF EITHER OF THEM REDUCE THE AMOUNT OF WORK THEY DO WITH US, OR IF WE FAIL TO DIVERSIFY OUR CUSTOMER BASE, OUR BUSINESS WILL SUFFER.

         We currently derive a substantial portion of our total revenue from two customers - NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these customers could significantly hurt our business. For the three months ended March 31, 1999 and 1998, revenue from NYSERNet.org, Inc. represented approximately 30% and 40%, respectively, of our total revenue. For the three months ended March 31, 1999 and 1998, revenue under the agreement with the New York State Department of Labor represented 34% and 27%, respectively, of our total revenue.

         Our current agreement to provide services through NYSERNet has an initial term of three years, ending October 1, 2001, and is automatically renewable for successive one-year terms. While the agreement only allows termination by either party under special circumstances, it is still possible that NYSERNet could terminate the agreement or cease working with us. Our contract with the New York State Department of Labor is for the development and maintenance of the America's Job Bank Web site. This agreement is subject to cancellation by the New York State Department of Labor upon 15 days notice.

         We cannot assure you that revenue from these two customers or from other customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. In addition we may not succeed in diversifying our customer base in future periods.

OUR BUSINESS MODEL ASSUMES THAT WE WILL USE THE GEMINI2000 NETWORK FOR THE DELIVERY OF OUR SERVICES. IF IXC DOES NOT COMPLETE THIS NETWORK, OUR BUSINESS COULD SUFFER.

         Our business model assumes that we will use IXC's Gemini2000 Network for the delivery of our services. While we believe that we could transfer our business to another network supplier if this network were not available, we may not find an alternate network which would provide comparable technology at a competitive cost. At this time, IXC has not completed construction of the network. In addition, on February 4, 1999, IXC announced that it had hired an investment bank to advise it on strategic alternatives. We are unable to predict the result of this process or the impact it may have on us. Any failure by IXC to complete construction of, or deploy and maintain, the Gemini2000 Network could hurt our business. While IXC has publicly announced its intention to complete construction of the Gemini2000 Network, we do not have a written agreement with them which requires them to do so.

OUR BUSINESS AND EXPANSION MODELS ASSUME THAT WE WILL BE ABLE TO EASILY SCALE THE NETWORK INFRASTRUCTURE WE USE TO ACCOMMODATE INCREASING NUMBERS OF CUSTOMERS AND INCREASED TRAFFIC. HOWEVER, THE SCALABILITY OF THE GEMINI2000 NETWORK IS UNPROVEN.

         Due to its limited deployment, the ability of the Gemini2000 Network to connect and manage a large number of customers or a large quantity of traffic at high transmission speeds is unproven. This network's ability to be scaled up to meet our expected customer usage levels while maintaining superior performance is also unproven. As the number of our customers grows or as network usage increases, we many need to make additional investments to expand and adapt our network infrastructure and maintain adequate data transmission speeds. Any future expansion and adaptation of our telecommunications and hosting facility infrastructure could require substantial financial, operational, technical and management resources. Further, additional network capacity many not be available from IXC or other third-party suppliers as it is needed by us, and, as a result, our network may not be able to achieve or maintain a sufficiently high capacity for data transmission. Any failure on our part to achieve or maintain high data transmission capacity could significantly reduce customer demand for our services and hurt our business. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities.

WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS, WHICH WOULD AFFECT OUR ABILITY TO COMPETE.

         Interruptions in service to our customers could hurt our business. To succeed, we must be able to operate our network management infrastructure 24 hours per day, seven days per week, without interruption. Our operations depend upon our ability to protect our network infrastructure, our equipment and customer data against damage from human error or "acts of God." Even if we take precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in the services we provide to our customers.

         At this time, we do not have a formal disaster recovery plan. Although we have attempted to build redundancy into our network and hosting facilities, our network is currently subject to various single points of failure. For example, a problem with one of our routers or switches could cause an interruption in the services we provide to some of our customers. Any interruptions in service could:

         -     cause end users to seek damages for losses incurred;

         - require us to spend more money replacing existing equipment, expanding facilities or adding redundant facilities;

         - cause us to spend money on existing or new equipment and infrastructure earlier than we plan;

         -     damage our reputation for reliable service;

         -     cause existing end-users and resellers to cancel our contracts;
               or

         - make it more difficult for us to attract new end-users and partners.

         Any of these results could hurt our business.

         Failure of the national telecommunications network and Internet infrastructure to continue to grow in an orderly manner could result in service interruptions. While the national telecommunications network and Internet infrastructure have historically developed in an orderly manner, there is no guarantee that this will continue as the network expands and more services, users and equipment connect to the network. Failure by our telecommunications providers to provide us with the data communications capacity we require could cause service interruptions, which could hurt our business.

WE ARE DEPENDENT ON NETWORKS BUILT AND OPERATED BY OTHERS. IF WE DO NOT HAVE CONTINUED ACCESS TO A RELIABLE NETWORK, OUR BUSINESS WILL SUFFER.

         In delivering our services, we rely on networks, which are built and operated by others. We do not have control over these networks, nor can we guarantee that we will continue to have access on terms that fit our business needs.

         Our use of the infrastructure of other communications carriers presents risks. Our success partly depends upon the capacity, scalability, reliability and security of the network infrastructure provided to us by telecommunications network suppliers, including IXC, Bell Atlantic Corp. and Sprint Corporation. Our nationwide expansion plans require rapid expansion of network capacity, which we expect will be satisfied through the completion of the Gemini2000 Network. Without this expanded capacity, our ability to execute our business strategy could be hurt. In addition, future expansion and adaptation of our network infrastructure may require substantial financial, operational and management resources. We may not be able to expand or adapt our network infrastructure on a timely basis and at a commercially reasonable cost to meet additional demand, changing customer requirements or evolving industry standards. In addition, if demand for usage of our network were to increase faster than projected or were to exceed our current forecasts, the network could experience capacity constraints which would hurt its performance.

         We also depend on our telecommunications suppliers to provide uninterrupted and error-free service through their telecommunications networks. If these suppliers greatly increased the prices for their services or if the telecommunications capacity available to us was insufficient for our business purposes, and we were unable to use alternative networks or pass along any increased costs to our customers, it could hurt our business.

OUR NETWORK AND SOFTWARE ARE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR LIABILITY FOR DAMAGES AND HARM OR REPUTATION.

         Despite the implementation of network security measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. This could result in our liability for damages, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers.

         We rely upon encryption and authentication technology listed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Although we intend to continue to implement industry-standard security measures, in the past some of these standards have occasionally been circumvented by third parties. Therefore, we cannot assure you that the measures we implement will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers, which could hurt our business.

OUR BRAND IS NOT WELL KNOWN, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR BUSINESS.

         To successfully execute our strategy, we must strengthen our brand awareness. While many of our competitors have well-established brands in Internet services, to date, our market presence has been limited principally to New York State. We have generated our existing revenue primarily through a small sales force and word of mouth. In order to build our brand awareness, our marketing efforts must succeed, and we must provide high quality services. We expect to increase our marketing budget substantially as part of our brand building efforts. We cannot assure you that these investments will succeed as planned. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS COULD SUFFER.

         If we do not successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or new technologies or enhancements used or developed by us do not gain market acceptance, our business could be hurt. The Internet industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model and rolling-out our services on a national level:

         -     effectively use and integrate leading technologies;

         -     continue to develop our technical expertise;

         -     enhance our products and current networking services;

         - develop new products and services that meet changing customer needs;

         -     have the market accept our services;

         -     advertise and market our products and services; and

         - influence and respond to emerging industry standards and other changes.

         We cannot assure you that we will successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies or enhancements used or developed by us will achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. In addition, we cannot assure you that, if required, we will successfully adapt our network and services to alternate access devices and conduits.

         If our services do not continue to be compatible and interoperable with products and architectures offered by other industry members, our ability to compete could be impaired. Our ability to compete successfully is dependent, in part, upon the continued compatibility and interoperability of our services with products and architectures offered by various other members of the industry. Although we intend to support emerging standards in the market for Internet access, we cannot assure you that we will be able to conform to new standards in a timely fashion and maintain a competitive position in the market. Our services rely on the continued widespread commercial use of Transmission Control Protocol/Internetwork Protocol, commonly known as TCP/IP, which is an industry standard to facilitate the transfer of data. Alternative open protocol and proprietary protocol standards could emerge and become widely adopted. A resulting reduction in the use of TCP/IP could render our services obsolete and unmarketable. Our failure to anticipate the prevailing standard or the failure of a common standard to emerge could hurt our business.

WE DERIVE SIGNIFICANT REVENUE FROM CONTRACTS WITH GOVERNMENT AGENCIES. THESE CONTRACTS OFTEN ARE SUBJECT TO A COMPLEX PROCUREMENT PROCESS, REQUIRE COMPLIANCE WITH VARIOUS GOVERNMENT REGULATIONS AND POLICIES AND MAY BE SUBJECT TO UNILATERAL TERMINATION OR MODIFICATION BY THE GOVERNMENT. IN ADDITION, CHANGES IN GOVERNMENT FUNDING AND OTHER POLICY DECISIONS COULD JEOPARDIZE OUR CONTRACTS WITH GOVERNMENT AGENCIES.

         Contracts with various government agencies accounted for approximately 50% of our revenues in the quarter ended March 31, 1999. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

         Because of our contracts with governmental agencies, we are required to comply with various government regulations and policies. For instance, we are required to maintain employment policies relating to equal opportunity, and we are subject to audit by the government to confirm our compliance with these policies. If we fail to comply with regulations which apply to government contractors, we may face sanctions, including substantial fines and disqualification from being awarded government contracts in the future.

         Contracts with governmental agencies are subject to the risk of unilateral termination by the government for its convenience and reductions in services, or modifications in contractual terms, due to changes in the government's requirements or to budgetary restraints.

         In addition, the government may not continue to fund the projects and programs with which we work. Even if funding continues, we may not obtain this funding. We cannot assure you that we will be able to procure additional government contracts, that we will be able to retain our existing government contracts or, if retained, that these contracts will be fully funded.

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH ACQUISITIONS, INCLUDING INTEGRATION RISKS AND RISKS ASSOCIATED WITH METHODS OF FINANCING AND THE IMPACT OF ACCOUNTING TREATMENT. COMPLETED ACQUISITIONS MAY NOT ENHANCE OUR BUSINESS.

         A component of our strategy is to acquire network assets, Internet-related technologies and businesses complementary to our operations. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

         - the difficulty of assimilating the operations and personnel of acquired companies;

         -     the potential disruption of our business;

         - the inability of our management to maximize our financial and strategic position by the incorporation of an acquired technology or business into our service offerings;

         - the difficulty of maintaining uniform standards, controls, procedures and policies; and

         - the potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management.


         We cannot assure you that any completed acquisition will enhance our business. If we proceed with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of our available cash, including proceeds of this offering, could be used to consummate the acquisitions. If we were to consummate one or more acquisitions in which the consideration consisted of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. Acquisitions required to be accounted for under the purchase method could result in significant goodwill and/or amortization charges for acquired technology.

WE ARE DEPENDENT ON OUR HARDWARE AND SOFTWARE SUPPLIERS TO PROVIDE US WITH THE PRODUCTS AND SERVICES WE NEED TO SERVE OUR CUSTOMERS.

         We rely on outside vendors to supply us with computer hardware, software and networking equipment. These products are available from only a few sources. We purchase virtually all of these products from Sun Microsystems, Inc., Compaq Computer Corporation and Cisco Systems, Inc. We cannot assure you that we will be able to obtain the products and services that we need on a timely basis and at affordable prices.

         We have in the past experienced delays in receiving shipments of equipment purchased for resale. To date, these delays have not adversely affected us, but we cannot guarantee that we will not be adversely affected by delays in the future. We may not be able to obtain computer equipment on the scale and at the times required by us at an affordable cost. Our suppliers may enter into exclusive arrangements with our competitors or stop selling us their products or services at commercially reasonable prices. If our sole or limited source suppliers do not provide us with products or services, our business, financial condition and results of operations may be significantly hurt.

WE OPERATE IN AN UNCERTAIN REGULATORY AND LEGAL ENVIRONMENT. NEW LAWS AND REGULATIONS COULD HARM OUR BUSINESS.

         We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. Our business could suffer depending on the extent to which our activities are regulated or proposed to be regulated.

         While there are currently few laws or regulations which specifically regulate Internet communications, laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. There is much uncertainty regarding the market-place impact of these laws. In addition, various jurisdictions already have enacted laws covering intellectual property, privacy, libel and taxation that could affect our business by virtue of their impact on online commerce. Further, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If we become subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could hurt our business.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR DISTRIBUTING OR PUBLISHING CONTENT OVER THE INTERNET, WHICH COULD BE COSTLY FOR US TO DEFEND.

         It is possible that claims will be made against online services companies and Internet access providers in connection with the nature and content of the materials disseminated through their networks. Several private lawsuits are pending which seek to impose liability upon online services companies and Internet access providers as a result of the nature and content of materials disseminated over the Internet. If any of these actions succeed, we might be required to respond by investing substantial resources in connection with this increased liability or by discontinuing some of our service or product offerings. Also, any increased attention focused upon liability issues relating to the Internet could also have a negative impact on the growth of Internet use. Although we carry general liability insurance, it may not be adequate to compensate us or it may not cover us in the event we become liable for information carried on or disseminated through our networks. Any costs not covered by insurance that we incur as a result of liability or asserted liability for information carried on or disseminated through our networks could hurt our business.

OUR COMPUTER SYSTEMS AND THOSE OF OUR BUSINESS PARTNERS MAY NOT BE YEAR 2000 COMPLIANT, WHICH MAY CAUSE SYSTEM FAILURES AND DISRUPTIONS OF OPERATIONS.

         The risks posed by the Year 2000 issue could hurt our business in a number of significant ways. Many currently installed computer systems and software products accept only two digit entries in the date code field and will not distinguish 21st century dates from 20th century dates. This may result in system failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         We are currently conducting a Year 2000 readiness review including assessment, implementation, testing and contingency planning. After evaluating our internally developed software, we believe that this software is Year 2000 compliant. However, we utilize software and hardware developed by third parties both for our network and for our internal information systems. Therefore, we are still in the process of seeking assurances from our vendors that their products are Year 2000 compliant. To date, we have not received any responses from our vendors that lead us to believe that we will be unprepared for the year 2000.

         We expect to continue assessing and testing our internal information technology systems during this year. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in our systems.

         In addition, Year 2000 issues may also impact other entities with which we do business, including those responsible for maintaining telephone and Internet communications. If these entities fail to take preventative or corrective actions in a timely manner, the Year 2000 issue could hurt our business in ways which are not now quantifiable.

         We do not have any information regarding the Year 2000 status of our customers, most of whom are private companies. If our customers experience Year 2000 problems which result in business interruptions or otherwise impact their operations, we could experience a decrease in the demand for our services, which could hurt our business.

         To date, we have not incurred and do not foresee any significant expenses associated with our Year 2000 plan. Apart from the risk that we may not achieve Year 2000 compliance, we believe that a loss of revenues, which could be significant, would arise if our major customers or providers fail to achieve Year 2000 readiness.

WE MAY NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN DILUTION OF YOUR SHAREHOLDINGS OR AN INCREASE IN OUR INTEREST EXPENSE. IF THESE FUNDS ARE NOT AVAILABLE, OUR BUSINESS COULD BE HURT.

         We intend to use the proceeds from our recently completed initial public offering to fund the expansion of our sales and marketing efforts, build our new data centers, expand our customer support services and for working capital and general corporate purposes. While we believe that the proceeds from this offering will be sufficient for these purposes, we may need to raise additional funds through public or private debt or equity financings in order to:

         - take advantage of anticipated opportunities or acquisitions of complementary assets, technologies or businesses;

         -     develop new products; or

         -     respond to unanticipated competitive pressures.

         If additional funds become necessary, additional financing may not be available on terms favorable to us or available at all. If adequate funds are not available or are not available on acceptable terms when needed, our business could be hurt.

         If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders may be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, these securities would have some rights, preferences and privileges senior to those of the holders of our common stock, and the terms of this debt could impose restrictions on our operations and result in significant interest expense to us.

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 74% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

         IXC Internet Services, Inc., NYSERNet.net, Inc. and Grumman Hill Investments, L.P. own approximately 28.0%, 23.1% and 14.0%, respectively, of our outstanding common stock. In addition, our executive officers and directors may be deemed to beneficially own in the aggregate approximately 74% of our outstanding common stock, including shares of our common stock owned by IXC, NYSERNet.net and Grumman Hill that may be deemed to be owned by some of our officers and directors as a result of their relationships with these entities. Accordingly, IXC, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. IXC, Grumman Hill and NYSERNet.net each have one representative on our board of directors. In addition, three of our directors and/or executive officers are also directors of NYSERNet.net and NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with NYSERNet.net. Two of our executive officers are executive officers of NYSERNet.net and/or NYSERNet.org. Grumman Hill has a significant equity interest in IXC. NYSERNet.net, NYSERNet.org, IXC, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

WE ARE DEPENDENT ON KEY PERSONNEL AND OPERATE IN AN INDUSTRY WHERE IT IS DIFFICULT TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         We expect that we will need to hire additional personnel in all areas of our business. The competition for personnel throughout our industry is intense. At times, we have experienced difficulty in attracting qualified new personnel. If we do not succeed in attracting new, qualified personnel or retaining and motivating our current personnel, our business could suffer. We are also dependent on the continued services of our key personnel, including our senior management. We have entered into employment agreements with Richard Mandelbaum, Lawrence B. Helft, James D. Luckett, Denis J. Martin, Mark A. Oros and David A. Buckel. We have also secured key man insurance policies on the lives of Messrs. Mandelbaum, Oros and Martin.

OUR STOCK PRICE MAY BE VOLATILE.

         Pursuant to our initial public offering, we began offering our common stock to the public on April 30, 1999, and the public market for our common stock is not well-established. We cannot assure you that an active trading market will develop or be sustained, nor can we provide you with any guarantees as to how liquid that market might become. Further, we cannot guarantee that the price of our common stock will not decline. Stock prices of technology companies, especially Internet-related companies, have been highly volatile. The current trading price of our common stock may not be indicative of prices that will prevail in the trading market. Various factors could cause the market price of our common stock to fluctuate substantially. These factors may include:

         -     variations in our revenue, earnings and cash flow;

         - announcements of new service offerings, technological innovations or price reductions by us, our competitors or providers of alternative services; and

         - changes in analysts' recommendations or projections and general economic and market conditions.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company in question. If we become subject to securities litigation, we could incur substantial costs and experience a diversion of management's attention and resources.

         Also, a substantial number of shares of common stock issuable upon exercise of outstanding stock options will also become available for resale in the public market at prescribed times. We intend to register under the Securities Act the shares of common stock reserved for issuance under our stock option plans.

OUR STOCK PRICE MAY BE AFFECTED BY THE AVAILABILITY OF SHARES FOR FUTURE SALE. THE FUTURE SALE OF LARGE AMOUNT OF OUR STOCK, OR THE PERCEPTION THAT THESE SALES COULD OCCUR, COULD NEGATIVELY AFFECT OUR STOCK PRICE

         The market price of our common stock could drop as a result of future sales of a large number of shares of common stock in the market after the offering.

         While approximately 75% of our common stock are subject to restrictions under Rule 144 of the Securities Act of 1933, holders of approximately 74% of these restricted shares have registration rights with respect to these and any after-acquired shares. These shares are currently subject to lock-up agreements which are further discussed in the Registration Statement for our initial public offering and under which the holders of these shares have agreed not to sell or otherwise dispose of any of their shares. However, under Rule 144 and as a result of registration rights, these shares may become freely tradable and affect the market for our stock.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

         (a.)     EXHIBITS.

         The following Exhibits are filed or incorporated by reference herewith:

         Exhibit 11.1 Calculation of basic and diluted loss per share and weighted average shares used in calculation for the three months ended March 31, 1999.

         Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended March 31, 1998.

         Exhibit 27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.


         (b.)     REPORTS ON FORM 8K.

              None.

                            APPLIEDTHEORY CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1999




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              AppliedTheory Corporation

Date:      June 11, 1999      by:     /s/  Richard Mandelbaum
                                    --------------------------------------------
                                    Richard Mandelbaum
                                    Chairman of the Board,
                                    Chief Executive Officer, and Director
                                    (Principal Executive Officer)

Date:      June 11, 1999      and:    /s/  David Buckel
                                    --------------------------------------------
                                    David Buckel
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         The following Exhibits are filed or incorporated by reference herewith:

Exhibit 11.1. Calculation of basic and diluted loss per share and weighted average shares used in calculation for the three months ended March 31, 1999.

Exhibit 11.2. Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended March 31, 1998.

Exhibit 27.1. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.