Form 10-Q
period 1999-06-30
APPLIEDTHEORY CORP
filed 1999-08-16
CIK 1078577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

As of August 1, 1999, there were 21,179,311 shares of AppliedTheory Corporation common stock, par value $.01, outstanding.


                    The Index of Exhibits appears on page 35

                            APPLIEDTHEORY CORPORATION



                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited):

              Balance Sheets as of December 31, 1998 and June 30, 1999.................................3

              Statements of Operations for the three and six months ended
              June 30, 1998 and June 30, 1999..........................................................4

              Statements of Cash Flows for the six months ended
              June 30, 1998 and June 30, 1999..........................................................5

              Notes to Financial Statements............................................................6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................11

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................18

Item 2.       Changes in Securities and Use of Proceeds...............................................18

Item 3.       Defaults Upon Senior Securities.........................................................19

Item 4.       Submission of Matters to a Vote of Security Holders.....................................19

Item 5.       Other Information.......................................................................19

Item 6.       Exhibits and Reports on Form 8-K........................................................33

Signatures    ........................................................................................34

Exhibit Index ........................................................................................35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            APPLIEDTHEORY CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             December 31,              June 30,
                                                                                 1998                    1999
                                                                                 ----                    ----
                                                                         (Derived from Audited        (Unaudited)
                                                                          Financial Statements)
                                     ASSETS
Current assets
 Cash and cash equivalents                                                        $  1,786             $  6,992
 Marketable securities                                                                  --               55,123
 Accounts receivable, net of allowance for doubtful
 accounts of $157 and $187, respectively                                             3,584                4,650
 Due from related parties                                                               --                  961
 Prepaid expenses and other assets                                                     255                  746
                                                                                  --------             --------
     Total current assets                                                            5,625               68,472

Property and equipment, net                                                          4,203                6,246
Investment, at cost                                                                     --                5,000
Other assets                                                                           690                1,116
                                                                                  --------             --------
     Total assets                                                                 $ 10,518             $ 80,834
                                                                                  ========             ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable                                                                 $  2,149             $  4,439
 Accrued payroll                                                                       582                  761
 Accrued expenses                                                                    2,473                2,983
 Deferred revenue                                                                    1,849                2,050
 Current portion of long-term debt and capital lease obligations                       551                  980
 Preferred stock dividends payable                                                     420                   --
 Due to related parties                                                                850                   --
                                                                                  --------             --------
     Total current liabilities                                                       8,874               11,213

Long-term debt and capital lease obligations                                         5,979                6,589
Borrowings from NYSERNet.net, Inc.                                                   2,957                   --
Other Liabilities                                                                      215                  188
Redeemable preferred stock - 1,000,000 shares authorized; issued and outstanding 15,000 shares at December 31, 1998 and 0 shares at June 30, 1999; cumulative 14% dividend;
 $100 per share liquidation value                                                    1,500                   --

Stockholders' Equity (Deficit):
Common stock, $.01 par value; 90,000,000 shares authorized;
 issued and outstanding 15,094,336 shares at December 31, 1998
 and 21,147,902 shares at June 30, 1999                                                151                  211
Additional paid-in capital                                                           6,581               82,590
Accumulated deficit                                                                (15,739)             (19,764)
Accumulated other comprehensive income (loss)                                           --                 (193)
                                                                                  --------             --------

     Total stockholders' equity (deficit)                                           (9,007)              62,844
                                                                                  --------             --------

     Total liabilities and stockholders' equity (deficit)                         $ 10,518             $ 80,834
                                                                                  ========             ========

        The accompanying notes are an integral part of these statements.

                            APPLIEDTHEORY CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     June 30,                             June 30,
                                                             1998               1999               1998               1999
                                                             ----               ----               ----               ----
Net revenues
     Third-party customers                               $      2,680       $      5,970       $      5,855       $     10,803
     NYSERNet.org, Inc. customers and services                  2,102              2,723              4,261              4,757
                                                         ------------       ------------       ------------       ------------

     Total net revenues                                         4,782              8,693             10,116             15,560
                                                         ------------       ------------       ------------       ------------

Costs and expenses
     Cost of revenues                                           2,864              5,789              5,804              9,892
     Sales and marketing                                        1,536              2,644              2,974              4,408
     General and administrative                                 1,159              2,055              2,302              3,869
     Research and development                                      74                 67                120                130
     Depreciation and amortization                                399                791                759              1,407
     Other expenses                                                --                 --                  2                  3
                                                         ------------       ------------       ------------       ------------

     Total costs and expenses                                   6,032             11,346             11,961             19,709
                                                         ------------       ------------       ------------       ------------

     Loss from operations                                      (1,250)            (2,653)            (1,845)            (4,149)

Investment income                                                  --               (505)                --               (523)
Interest expense                                                  141                146                283                326
                                                         ------------       ------------       ------------       ------------

     NET LOSS                                                  (1,391)            (2,294)            (2,128)            (3,952)

Preferred stock dividends                                          53                 21                105                 73
                                                         ------------       ------------       ------------       ------------

Net loss attributable to common stockholders             $     (1,444)      $     (2,315)      $     (2,233)      $     (4,025)
                                                         ============       ============       ============       ============

Basic and diluted loss per common share                  $      (0.13)      $      (0.12)      $      (0.20)      $      (0.23)
                                                         ============       ============       ============       ============

Shares used in computing basic and diluted
 loss per share                                            11,038,208         19,440,599         10,972,642         17,695,081
                                                         ============       ============       ============       ============

        The accompanying notes are an integral part of these statements.

                            APPLIEDTHEORY CORPORATION
                             STATEMENTS OF CASHFLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                            June 30,
                                                                                       1998            1999
                                                                                       ----            ----
Cash flows from operating activities
         Net loss                                                                    $ (2,128)      $ (3,952)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                               759          1,407
              Provision for bad debts                                                      --             45
              Deferral (payment) of interest expense to NYSERNet.net, Inc., net           101           (270)
              Loss on sale of property and equipment                                       14              3
              Non-cash compensation expense                                               200            627
              Changes in assets and liabilities
                Accounts receivable                                                      (560)        (1,111)
                Due to (from) related parties                                            (254)        (1,812)
                Prepaid expenses and other assets                                        (694)          (920)
                Accounts payable                                                           91          2,290
                Accrued payroll                                                           281            179
                Accrued expenses and other liabilities                                    463            484
                Deferred revenue                                                          514            201
                                                                                     --------       --------

              Net cash used in operating activities                                    (1,213)        (2,829)
                                                                                     --------       --------

Cash flows from investing activities
         Purchases of property and equipment                                             (840)        (2,009)
         Purchase of marketable securities                                                 --        (55,316)
         Purchase of investment                                                            --         (5,000)
         Payments received on notes receivable                                             --              3
         Proceeds from sale of property and equipment                                       4              5
                                                                                     --------       --------

              Net cash used in investing activities                                      (836)       (62,317)
                                                                                     --------       --------

Cash flows from financing activities
         Issuance of common stock, net of issuance costs                                   43         75,442
         Payment of preferred stock dividends                                              --           (493)
         Redemption of preferred stock                                                     --         (1,500)
         Borrowings from NYSERNet.net, Inc.                                                --            800
         Repayment of borrowings from NYSERNet.net, Inc.                                   --         (3,487)
         Proceeds from line of credit borrowings, net                                   2,026             70
         Principal payments on capital leases                                            (108)          (480)
                                                                                     --------       --------

              Net cash provided by financing activities                                 1,961         70,352
                                                                                     --------       --------

              Net increase (decrease) in cash and cash equivalents                        (88)         5,206

Cash and cash equivalents, beginning of period                                            135          1,786
                                                                                     --------       --------

Cash and cash equivalents, end of period                                             $     47       $  6,992
                                                                                     ========       ========

        The accompanying notes are an integral part of these statements.

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     AppliedTheory Corporation (formerly AppliedTheory Communications, Inc.) was incorporated in the State of New York in November 1995 as a wholly owned subsidiary of NYSERNet.net, Inc. ("NET"), a not-for-profit corporation. NET is also the sole member of NYSERNet.org, Inc. ("ORG"), a not-for-profit corporation (in effect ORG is a wholly-owned subsidiary of NET). As a result of certain transactions completed during 1998 (the exercise of options for 3,559,335 shares of AppliedTheory Corporation common stock, the private placement of 1,725,000 shares of AppliedTheory Corporation common stock and NET's direct sale of 4,875,000 shares of AppliedTheory Corporation common stock), AppliedTheory Corporation is no longer a subsidiary of NET.

     These financial statements for the three months and six months ended June 30, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of AppliedTheory Corporation (the "Company") as of and for the year ended December 31, 1998 included in our Registration
     Statement on Form S-1 filed with the Securities and Exchange Commission. The accompanying unaudited financial statements of AppliedTheory Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods have been reflected. Operating results for the three month and six month period ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.

     In conjunction with its Initial Public Offering (the "IPO"), AppliedTheory Communications, Inc. reorganized as a Delaware corporation. On January 28, 1999, AppliedTheory Communications, Inc. established its wholly owned subsidiary, AppliedTheory Corporation. AppliedTheory Communications, Inc. merged into AppliedTheory Corporation, which is the surviving entity effective with the completion of its IPO, on May 5, 1999. On April 12, 1999, a committee of the Board of Directors of both AppliedTheory entities authorized an increase in the number of authorized shares of common stock and preferred stock to 90,000,000 and 1,000,000, respectively. Further, all non-voting common shares were converted into voting common shares and a 1.5 to 1 stock split were effective upon completion of the Initial Public Offering. All per share amounts have been adjusted retroactively.

     On May 5, 1999, the Company's IPO became effective. Through the IPO, 5,175,000 shares of the Company's common stock were issued for net proceeds of approximately $77.0 million after deduction of the underwriting discount and commission.

NOTE B - LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options and stock appreciation rights. Potential common shares issued are calculated using the treasury method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and accordingly, there is no reconciliation of basic and diluted loss per share for the periods presented.

NOTE C - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three and six months ended June 30, 1998 and 1999, was as follows (in thousands):


                                                       Three months ended           Six months ended
                                                             June 30,                    June 30,
                                                        1998          1999          1998          1999
                                                        ----          ----          ----          ----
         Net loss                                     $(1,391)      $(2,294)      $(2,128)      $(3,952)
         Other comprehensive income (loss):
           Unrealized loss on
            marketable securities                          --          (193)           --          (193)
                                                      -------       -------       -------       -------
         Comprehensive income (loss)                  $(1,391)      $(2,487)      $(2,128)      $(4,145)
                                                      =======       =======       =======       =======


NOTE D - SEGMENT AND RELATED INFORMATION

     The Company operates as one business segment, as a provider of Internet solutions. The Company had revenues from its major service offerings as follows (in thousands):

                                                      Three months ended         Six months ended
                                                           June 30,                   June 30,
                                                       1998         1999         1998         1999
                                                       ----         ----         ----         ----
         Net revenues
           Internet connectivity                      $ 3,518      $ 4,947      $ 7,095      $ 9,108
           Internet integration and
           enterprise portal development                  943        2,939        2,304        5,034
           Web hosting                                    321          807          717        1,418
                                                      -------      -------      -------      -------
         Total net revenues                           $ 4,782      $ 8,693      $10,116      $15,560
                                                      =======      =======      =======      =======


NOTE E - MARKETABLE SECURITIES

     Investments classified as marketable securities represent fixed maturity instruments (bonds and notes) which are reported at their fair values. Unrealized gains and losses on these securities, net of related tax effects are included in stockholders' equity as a component of accumulated other comprehensive income (loss). The Company categorizes all marketable securities as available for sale in order to provide the Company flexibility to respond to various factors, including changes in market conditions.

     Investment income is recognized when earned. Realized gains and losses on sales, maturities and liquidation of investments are determined on a specific identification basis. The amortization of premiums and accretion of discounts are computed on the straight-line basis. Fair values are based on quoted market prices.

NOTE F - PROPERTY AND EQUIPMENT

     On December 21, 1998, the Company adopted a plan, which was approved by its Board of Directors, to close a leased facility, which principally is used as a Web-hosting data center. The facility has experienced operational difficulties which limited its usability as a Web-hosting site and its ability to generate sufficient revenues. In connection with the plan of abandonment, the Company recorded a $900,000 charge to operations for the year ended December 31, 1998 consisting of (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000 in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and (ii) a $414,000 accrued liability, included in Accrued Expenses, relating to equipment leases and facility operating leases, (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively, in accordance with the provisions of EITF 94-3, "Liability Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This accrued liability provides for only those costs subsequent to exiting the facility, which is expected to occur in September 1999, and costs prior thereto will be recognized during the period they are incurred. The plan calls for the Web-hosting customer base served from this abandoned facility and the related revenues, which are not significant, to be transitioned to another facility. As of June 30, 1999, no amounts have been paid against this liability. Management currently anticipates that the closure date will be delayed approximately four months later than originally planned.

NOTE G - INVESTMENT IN PLANNING TECHNOLOGIES, INC.

     On June 22, 1999, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Planning Technologies, Inc. ("PTI"), a Georgia corporation which provides consulting and network engineering services, along with Grumman Hill Investments III, L.P., and certain shareholders of PTI. Pursuant to the Stock Purchase Agreement, the Company acquired approximately 10% of the capital stock of PTI on a fully diluted basis, as defined in the Stock Purchase Agreement, for $5.0 million. The Company's 10% ownership interest in PTI is represented by 2,976,190 shares of PTI's Convertible Preferred Stock, which represents approximately 50% of PTI's outstanding Convertible Preferred Stock. The investment is being accounted for under the cost method.

     The Stock Purchase Agreement provides a definition of service revenues for PTI for the year ending December 31, 1999. In the event that PTI's service revenues for that period are below thresholds which are described in the Stock Purchase Agreement, the Company will receive additional shares of PTI Convertible Preferred Stock representing up to 5% of the fully diluted capital stock of PTI.

     As a result of its investment in PTI, so long as the Company continues to hold at least 25% of the total outstanding Convertible Preferred Stock of PTI, the Company will be entitled to designate and elect one director out of a total of six seats on the Board of Directors.

     Pursuant to the terms of its investment, during the period beginning June 30, 2000 and ending December 31, 2000, the Company will have the option to purchase all the outstanding capital stock of PTI at a price, which at that time is determined to be fair market value.

NOTE H - LONG-TERM DEBT

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

     The Company had $5,500,000 outstanding under the line of credit as of June 30, 1999 and, as a result of certain restrictions, had no additional availability as of June 30, 1999. The average interest rate on outstanding borrowings was 6.1% at June 30, 1999.

         In accordance with the terms of the credit agreement, amended on August 3, 1999, the bank issued a standby letter of credit in the Company's name for $650,000, expiring July 30, 2000, pursuant to the amended agreement, collateralizing the Company's obligation to a third party for a real property lease. The Company's available credit under its line of credit agreement is effectively reduced by the outstanding amount of the letter of credit.

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

     As of June 30, 1999, the Company had no principal borrowings outstanding under this facility and had $6,187,000 available for additional principal borrowings.

     Capital Lease Obligations

     During March 1999, the Company leased approximately $1,449,000 of equipment under an agreement accounted for as a capital lease. The obligation for the equipment requires the Company to make monthly payments of approximately $52,000 through September 2001. In connection with the equipment financing, the Company was required to deliver a security deposit by placing on deposit $782,000 as additional collateral. The security deposit was fully refunded to the Company in June 1999.

     Interest paid for the three and six months ended June 30, 1998 and 1999 was approximately $141,000, $283,000, $485,000 and $665,000, respectively.

NOTE I - REDEEMABLE PREFERRED STOCK

     On May 5, 1999, the Company paid approximately $1,993,000 to fully redeem all outstanding preferred stock and accrued dividends with a portion of the proceeds from the Company's IPO.

NOTE J - STOCKHOLDERS' EQUITY

     Certain options were granted in 1998 at exercise prices below the fair market value of the Company's stock. The Company recorded compensation expense associated with these options of $100,000 and $314,000 for the three months ended June 30, 1998 and 1999 and a total of $200,000 and $627,000 for the six months ended June 30, 1998 and 1999, respectively.

     During the quarter ended June 30, 1999, options with respect to 2,721 shares of common stock were exercised for aggregate net proceeds of approximately $500.

NOTE K - RELATED PARTY TRANSACTIONS

     Transactions with NET and ORG

     The Company has entered into an Internet service provider agreement with ORG to serve as ORG's sole source provider for Internet solutions to ORG's customer base under contractual arrangements. ORG's customers consist of
     (i) unrelated customers for which ORG serves as a conduit to the sales transactions between the Company and these customers and (ii) member institutions of ORG for which ORG provides pricing terms below that charged by the Company to ORG. The Company's revenues from ORG's customer base for the following periods are (in thousands):

                                           Three months ended        Six months ended
                                                 June 30                 June 30,
                                             1998        1999        1998        1999
                                             ----        ----        ----        ----
         Unrelated customers                $  789      $  743      $1,621      $1,442
         Member institutions                 1,119       1,235       2,238       2,355
         Services to ORG                       194         745         402         960
                                            ------      ------      ------      ------
                                            $2,102      $2,723      $4,261      $4,757
                                            ======      ======      ======      ======


     During each of the three and six months ended June 30, 1998 and 1999, the Company charged NET approximately $25,000 and $50,000 and ORG $75,000 and $150,000, respectively, in management fees.

     The excess of the Company's revenues over amounts charged by ORG to its member institutions was approximately $708,000 and $775,000 for the three months ended June 30, 1998 and 1999 and $1,415,000 and $1,473,000 for the
     six months ended June 30, 1998 and 1999, respectively.

NOTE L - COMMITMENTS

     During July and August 1999, the Company entered into noncancelable operating leases for office facilities with terms ranging from seven to ten years. Certain operating leases for the office facilities include rent holidays and scheduled base rent increases over the term of the lease. The total amount of the base rent is charged to expense on the straight-line method over the terms of the lease. The Company's total future minimum annual lease payments under these noncancelable operating leases are approximately $800,000 through 2006 and approximately $650,000 during the period from 2007 through 2009.

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

         Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in Part II, Item 5 of this Form 10-Q and in the Registration Statement for our initial public offering of common stock.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

         REVENUE. Total net revenues were approximately $8.7 million for the three months ended June 30, 1999, an increase of $3.9 million or 81%, from $4.8 million in the three months ended June 30, 1998. Total net revenues were approximately $15.6 million for the six months ended June 30, 1999, an increase of $5.5 million or 54%, from $10.1 million in the six months ended June 30, 1998. Approximately $2.0 million of the growth during the six months ended June 30, 1999 from the same period ended June 30, 1998 was from Internet connectivity revenue, which resulted primarily from the addition new of customers and from additional revenue derived from existing customers who upgraded their level of service. Web hosting revenue increased by approximately $0.7 million during the same period. This increase resulted from an approximately equal increase in Web monitoring, management and hosting services for the New York State Department Labor in connection with America's Job Bank and from our managed dedicated web hosting product. The remaining increase in total net revenues of approximately $2.8 million was derived from Internet integration and enterprise portal development services. These services include:

         -        linking existing databases and legacy systems with the Web;
                  and

         - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers.

         The increase of Internet integration and enterprise portal development was primarily derived from the expansion of these services to the New York State Department of Labor in connection with America's Job Bank as well as from the addition of contracts for services with other state agencies and commercial customers.

         For the six months ended June 30, 1999, as a percentage of total net revenues, Internet connectivity represented 59%, Internet integration and enterprise portal development represented 32% and Web hosting represented 9%. For the six months ended June 30, 1998, as a percentage of total net revenues, Internet connectivity represented 70%, Internet integration and enterprise portal development represented 23% and Web hosting represented 7%.

         COST OF REVENUE. Cost of revenue consists principally of backbone and Internet access costs, including charges from local exchange carriers and personnel costs to operate our network and data centers and provide Internet Integration and enterprise portal development services. Cost of revenue totaled approximately $5.8 million (67% of revenue) for the three months ended June 30, 1999, an increase of approximately $2.9 million from the $2.9 million (60% of revenue) for the three months ended June 30, 1998. Cost of revenue totaled approximately $9.9 million (63% of revenue) for the six months ended June 30, 1999, an increase of approximately $4.1 million from the $5.8 million (57% of revenue) for the six months ended June 30, 1998. The increase in both periods is primarily attributable to the upgrade of our network to support customer growth and improve the efficiency and performance of our Internet connectivity services. Additionally, approximately $1.1 million was derived from an increase in labor and other professional service costs associated with the expansion of Internet integration and enterprise portal development services.

         SALES AND MARKETING. Sales and marketing expense consists principally of advertising and marketing programs, including personnel, occupancy and other professional service expenses. Sales and marketing expense was approximately $2.6 million (30% of revenue) for the three months ended June 30, 1999, an increase of $1.1 million, or 73% from 1.5 million (31% of revenue) for the three months ended June 30, 1998. Sales and marketing expense was approximately $4.4 million (28% of revenue) for the six months ended June 30, 1999, an increase of $1.4 million, or 47% from $3.0 million (30% of revenue) for the six months ended June 30, 1998. These increases reflect a substantial investment in the sales and marketing organizations necessary to support our expanded customer base, advertising campaigns and efforts to establish national sales and marketing programs.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists principally of costs relating to personnel, including customer support, occupancy, general operating costs and professional fee expenses. General and administrative expense was approximately $2.1 million (24% of revenue) for the three months ended June 30, 1999, an increase of $.9 million, or 75% from $1.2 million (25% of revenue) for the three months ended June 30, 1998. General and administrative expense was approximately $3.9 million (25% of revenue) for the six months ended June 30, 1999, an increase of $1.6 million, or 69% from $2.3 million (23% of revenue) for the six months ended June 30, 1998. The increase in general and administrative expenses was primarily attributable to:

         -        compensation expense relating to stock compensation expense;

         -        costs related to recruiting new personnel; and

         - increases necessary to manage the financial, legal and administrative aspects of our business.

         RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our Internet integration and enterprise portal development and web hosting service offerings. For the three and six months ended June 30, 1999 and 1998, research and development expenses have not significantly fluctuated.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization consist principally of depreciation of computer equipment, office furniture and leasehold improvements. Depreciation and amortization expense was approximately $.8 million (9% of revenue) for the three months ended June 30, 1999, an increase of $.4 million, or 100% from $.4 million (8% of revenue) for the three months ended June 30, 1998. Depreciation and amortization was approximately $1.4 million (24% of revenue) for the six months ended June 30, 1999, an increase of $.6 million, or 75% from $.8 million (8% of revenue) for the six months ended June 30, 1998. Depreciation and amortization costs have increased as a result of capital expenditures associated with our Internet integration and enterprise portal development and web hosting products, as well as computer equipment and office furniture for personnel supporting our national expansion.

         INTEREST INCOME. Interest income was approximately $.5 million for the three and six months ended June 30, 1999 and insignificant for the same periods in 1998. The increase is a result of the investment on May 5, 1999 of the net proceeds from the Company's IPO.

         INTEREST EXPENSE. Interest expense was approximately $.2 million for the three months ended June 30, 1999 and 1998, and approximately $.3 million for the six months ended June 30, 1999 and 1998.

         NET LOSS. Net loss attributable to common stockholders for the quarter ended June 30, 1999 was $2.3 million, or $0.12 per share, compared with $1.4 million, or $.13 per share, for the quarter ended June 30, 1998. Net loss attributable to common stockholders for the six months ended June 30, 1999 was $4.0 million, or $.23 per share compared with $2.2 million, or $.20 per share for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         We had an accumulated deficit of $19.8 million at June 30. 1999, and have used $11.6 million in cash in the aggregate to fund operations during the period since our inception on October 1, 1996, through June 30, 1999. Until the successful completion of our initial public offering, we have satisfied our cash requirements primarily through the sale of common and preferred stock and borrowings under credit agreements and equipment financing arrangements. Our principal uses of cash are to fund operations, for working capital requirements and for capital expenditures. At June 30, 1999, we have $6.9 million in cash and cash equivalents and working capital of approximately $57.3 million. The Company used approximately $2.8 million of cash in operations during the six months ended June 30, 1999, compared to $1.2 million for the six months ended June 30, 1998. Net cash used in investing activities for the six months ended June 30, 1999 and 1998 was approximately $62.3 million and $.8 million, respectively. The increase of approximately $61.5 million is associated with the purchase of marketable securities and an investment using net proceeds of our initial public offering ("IPO") which closed on May 5, 1999. Net cash provided by financing activities was approximately $70.3 in the six months ended June 30, 1999 and approximately $2.0 million for the six months ended June 30, 1998. This increase of approximately $68.3 million consists principally of $75 million in net proceeds received from issuance of 5,175,000 shares of our common stock in connection with our IPO, less repayment of all outstanding borrowings from NYSERNet.net, Inc., including deferred interest of approximately $3.5 million and redemption of preferred stock including dividends payable of approximately $1.9 million.

         Capital expenditures, including capital leases, amounted to approximately $3.5 million for the six months ended June 30, 1999, as compared to $.8 million for the six months ended June 30, 1998.

         On January 20, 1998, we obtained a secured revolving line of credit with Fleet National Bank for $7.5 million, which expires on January 19, 2001. Borrowings under this line are secured by substantially all our assets and by a maximum of $5.5 million of cash and cash equivalents, government securities and corporate securities or corporate equities pledged by NYSERNet .net, Inc., a not-for-profit corporation of which we were formerly a wholly owned subsidiary, and which is currently one of our principal stockholders. (For further details of this relationship, please see the discussion in Note A to the Financial Statements provided in Part I, Item I of this Form 10-Q and in the Registration Statement on Form S-1 for our IPO.) At June 30, 1999, borrowings under this line amounted to $5.5 million. The credit agreement provides for the payment on January 19, 2001, of the unpaid principal balance of all amounts advanced. Interest is charged and payable on a monthly basis as determined by us either at LIBOR plus 50 basis points or at the prime rate less 200 basis points. As of June 30, 1999, as a result of restrictions under the line of credit, no additional credit was available under this agreement. In accordance with the terms of this credit agreement, as amended on August 3, 1999, the bank issued a standby letter of credit in the Company's name for $650,000 that expires July 30, 2000.

         We also have an unsecured revolving borrowing facility with NYSERNet.net, which provides for borrowings up to a maximum amount of approximately $6.2 million, less any preferred stock issued to NYSERNet.net. Interest on the loans accrues at the prime rate and payments are deferred until December 31, 2001. As of June 30, 1999, approximately $6.2 million was available under this borrowing facility. In connection with our IPO, we fully redeemed our outstanding preferred stock and paid down all outstanding line of credit borrowings to NYSERNet.net.

         We believe that the net proceeds from our IPO, will be sufficient to meet our anticipated cash needs for expanding our sales and marketing efforts, expanding our customer support services, building new distributed data centers, and for other working capital requirements and general corporate purposes. However, there can be no assurance regarding the period of time through which our financial resources will be adequate to support our operations. We may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies.

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

         As of June 30, 1999, all product lines and internal systems are being tested. Although we anticipate testing to continue throughout the year, all major components are expected to be compliant by the end of September 1999. Based on requested Year 2000 readiness statements from each of our third party vendors, software upgrades have been applied where appropriate. To date, there are no responses from vendors that cause concern as far as achieving compliance.

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

YEAR 2000 AND OUR INTERNAL APPLICATIONS

         Our State of Readiness. All of our internally developed systems, upgrades and applications are Year 2000 ready or in the process of being tested. Most of our system packages have also been deemed compliant by our vendors. Even though we will continue to test our systems, we anticipate full compliance during 1999.

         Contingency Plans. If during our testing in 1999 we find results that warrant concern, we will dedicate programming staff to procure readiness and to complete re-testing. Additionally, certain major applications will be run in test during January 2000 and manually checked for accuracy prior to release.

YEAR 2000 AND OUR SERVICES AND PRODUCTS.

         Our State of Readiness. We expect that any problems related to our Internet access products will be resolved before the end of 1999. For example, we are currently changing our dial-up network to a dial-up access service provided by a third party that has been represented to us as Year 2000 ready.

         We are in the midst of full testing of our entire product line. Test servers have been built, and web hosting, access and software testing is underway. The tests are simulating the Internet access services and Web hosting services for the two calendar weeks before and after January 1, 2000 plus software. Software testing is ensuring date processing does not cause any problems. The goal of these tests is to identify any problematic operations and create a plan for rectifying problems. We are in the final stages of the first phase and to date have not uncovered any significant problems. The second phase of testing will commence in mid-August of 1999.

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

         In the case of our Web hosting services, we plan on adding new data centers and additional data center capacity in our existing data centers over the course of 1999 and plan to provide additional redundancy for our customers' Web sites if they so desire when the new data centers and expansion are completed.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 5, 1999, we completed our initial public offering of 5,175,000 shares of our common stock, par value $.01 per share. The offering was made pursuant to a Registration Statement on Form S-1 (File No. 333-72133) which registered up to 5,175,000 shares of our common stock and was declared effective on April 29, 1999. The offering commenced on April 30, 1999 and all 5,175,000 shares registered in our offering were sold at an initial public offering price of $16.00 per share. The managing underwriters were Bear, Stearns & Co. Inc., CIBC World Markets Corp., Lehman Brothers Inc. and Wit Capital Corporation. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount. As of July 15, 1999, approximately $1.7 million was applied to expenses related to our offering. As a result, net proceeds from the offering are approximately $75.3 million. Except as discussed herein with respect to our repayment of a revolving line of credit and redemption of our preferred stock to NYSERNet.net, none of the net proceeds of our offering were paid by us, directly or indirectly, to any of our directors, officers or any of their associates, or to any person or entity owning 10 percent or more of our equity securities or the equity securities of any of our affiliates.

         On May 5, 1999, we paid approximately $3.8 million to repay outstanding borrowings under our revolving line of credit with NYSERNet.net, including accrued interest. We also paid approximately $2.0 million to redeem our outstanding preferred stock, including accrued dividends, from NYSERNet.net. NYSERNet.net owns approximately 23.1% of our common stock and has one representative on our board of directors. On June 22, 1999, the Company purchased Convertible Preferred Stock of Planning Technologies, Inc. for $5.0 million. For additional information about this investment, please see our report on Form 8-K (File No. 000-25749), filed with the Securities and Exchange Commission on July 7, 1999. We intend to use the remaining $65.0 million of the net proceeds from the offering for general corporate purposes and working capital requirements, including the following:

         - to expand our sales and marketing efforts in 20-30 metropolitan areas and increase our direct sales force by over 100 employees nationally;
         -        to build a new network operation center;
         -        to expand our customer support services, and
         - for working capital requirements and other general corporate purposes, including possible acquisitions.

         No portion of the proceeds has been allocated for any specific purpose referred to above. We have discretionary authority over the use of net proceeds from the offering. In addition, we intend to use a portion of the net proceeds from this offering to build new data centers in connection with the planned construction of the Gemini2000 Network.

         Pending the above uses, we intend to invest the proceeds of the offering in short-term, interest bearing securities of investment grade.

         During the quarter ended June 30, 1999, proceeds of approximately $500 were generated from the exercise of options for 2,721 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. We issued the shares in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

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

ITEM 5.           OTHER INFORMATION

RISK FACTORS

         From time to time, in both written and in oral statements by our senior management, we express expectations and other statements regarding future performance. These forward-looking statements are inherently uncertain and you must recognize that events could turn out to be different than such expectations and statements. We discuss key factors impacting current and future performance in the registration statement for our initial public offering on Form S-1 (Commission File No. 333-72133) filed with the Securities and Exchange Commission and in our other filings and reports. In addition, you should consider the following risk factors as well as any other information in this Quarterly Report in evaluating our business and us. Any investment in our common stock involves a high degree of risk.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO INCREASE IN THE FORESEEABLE FUTURE.

         We have incurred significant net losses and negative cash flows from operations in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At June 30, 1999, we had an accumulated deficit of approximately $19.8 million. We incurred net losses of $2.3 million and $1.4 million in the three months ended June 30, 1999 and 1998, respectively, and a year to date net loss of approximately $4.0 million for the six months ended June 30, 1999 compared with a net loss of approximately $2.3 million for the six months ended June 30, 1998. In connection with our expansion plans, we anticipate making significant investments in sales and marketing, new distributed data centers, customer support and personnel. As a result of our expansion plans, we expect our net losses and negative cash flows from operations on a quarterly and annual basis to increase in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful completion of the Gemini2000 Network over which we have no control, and the successful implementation of our nationwide expansion strategy. The Gemini 2000 Network is the first coast-to-coast, next generation Internet backbone network, which is designed to carry both research and commercial traffic. We are deploying this network with IXC Communications, Inc., an affiliate of one of our significant stockholders. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

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

         We currently derive a substantial portion of our total revenue from two customers - NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these customers could significantly hurt our business. For the three and six months ended June 30, 1999, revenue from NYSERNet.org, Inc. represented approximately 31% of our total revenue compared to 44% and 42% for the three and six months ended June 30, 1998, respectively. Revenue under the agreement with the New York State Department of Labor for both the three and six months ended June 30, 1999 represented 35% of our total revenue compared to 22% and 25% for the three and six months ended June 30, 1998, respectively.

         We have an agreement with NYSERNet to provide NYSERNet and its customers with services. This agreement has an initial term of three years, ending October 1, 2001, and is automatically renewable for successive one-year terms. While the agreement only allows termination by either party under special circumstances, it is still possible that NYSERNet could terminate the agreement or cease working with us. Our contract with the New York State Department of Labor is for the development and maintenance of the America's Job Bank Web site. This agreement is subject to cancellation by the New York State Department of Labor upon 15 days notice.

         On June 14, 1999, we concluded a contract with NYSERNet to enhance, operate and maintain NYSERNet's next generation Internet backbone network (NYSERNet2000). We completed construction of the network in April 1999. Under the terms of the contract, which extends until 2002, we will enhance and maintain the first OC-12 research network backbone in New York State. We will receive $5.2 million for our services over the term of the contract.

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

         Our business model assumes that we will use IXC's Gemini2000 Network for the delivery of our services. While we believe that we could transfer our business to another network supplier if this network was not available, we may not find an alternate network, which would provide comparable technology at a competitive cost. At this time, IXC has not completed construction of the network. Any failure by IXC or Cincinnati Bell, Inc. after its announced merger with IXC to complete construction of, or deploy and maintain, the Gemini2000 Network could hurt our business. While IXC had previously publicly announced its intention to complete construction of the Gemini2000 Network, we do not have a written agreement with them, which requires them to do so.

OUR BUSINESS MODEL ASSUMES THAT WE WILL USE THE GEMINI2000 NETWORK FOR THE DELIVERY OF OUR SERVICES. IF PROBLEMS OCCUR AS A RESULT OF A CHANGE OF OWNERSHIP OF IXC INTERNET SERVICES, INC. AND THE GEMINI2000 NETWORK, OUR BUSINESS COULD SUFFER.

         On July 21, 1999, Cincinnati Bell, Inc. announced its intention to merge with IXC Communications Inc., parent of a major stockholder of the Company and owner of the Gemini2000 Network. Our business model assumes we will use this network for delivery of our services. As noted above, any failure by IXC (or Cincinnati Bell and IXC after their merger) to complete construction of, or deploy and maintain, the Gemini2000 Network could hurt our business.

OUR BUSINESS AND EXPANSION MODELS ASSUME THAT WE WILL BE ABLE TO EASILY SCALE THE NETWORK INFRASTRUCTURE WE USE TO ACCOMMODATE INCREASING NUMBERS OF CUSTOMERS AND INCREASED TRAFFIC. HOWEVER, THE SCALABILITY OF THE GEMINI2000 NETWORK IS UNPROVEN.

         Due to its limited deployment, the ability of the Gemini2000 Network to connect and manage a large number of customers or a large quantity of traffic at high transmission speeds is unproven. This network's ability to be scaled up to meet our expected customer usage levels while maintaining superior performance is also unproven. As the number of our customers grows or as network usage increases, we many need to make additional investments to expand and adapt our network infrastructure and maintain adequate data transmission speeds. Any future expansion and adaptation of our telecommunications and hosting facility infrastructure could require substantial financial, operational, technical and management resources. Furthermore, additional network capacity many not be available from IXC or other third-party suppliers as it is needed by us, and, as a result, our network may not be able to achieve or maintain a sufficiently high capacity for data transmission. Any failure on our part to achieve or maintain high data transmission capacity could significantly reduce customer demand for our services and hurt our business. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities.

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

OUR NETWORK AND SOFTWARE ARE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR LIABILITY FOR DAMAGES AND HARM OUR REPUTATION.

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

         Contracts with various government agencies accounted for approximately 50% of our revenues in the three and six months ended June 30, 1999. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

         We are currently completing a Year 2000 readiness review that included assessment, implementation, testing and contingency planning. After evaluating our internally developed software, we believe that this software is Year 2000 compliant. However, we utilize software and hardware developed by third parties both for our network and for our internal information systems. We sought assurances from our vendors that their products are Year 2000 compliant. To date, we have not received any responses from our vendors that lead us to believe that we will be unprepared for the year 2000.

         We expect to continue assessing and testing our internal information technology systems throughout this year. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in our systems.

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

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 74% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

         IXC Internet Services, Inc., NYSERNet.net, Inc. and Grumman Hill Investments, L.P. control approximately 26.7%, 23.0% and 13.4%, respectively, of our outstanding common stock. In addition, our executive officers and directors may be deemed to beneficially own in the aggregate approximately 74% of our outstanding common stock, including shares of our common stock owned by IXC, NYSERNet.net and Grumman Hill that may be deemed to be owned by some of our officers and directors as a result of their relationships with these entities. Accordingly, IXC, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. IXC, Grumman Hill and NYSERNet.net each have one representative on our board of directors. In addition, three of our directors and/or executive officers are also directors of NYSERNet.net and NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with NYSERNet.net. Two of our executive officers are executive officers of NYSERNet.net and/or NYSERNet.org. Grumman Hill has a significant equity interest in IXC. NYSERNet.net, NYSERNet.org, IXC, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

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

         Also, a substantial number of shares of common stock issuable upon exercise of outstanding stock options are available for resale in the public market as a result of our registering a Form S-8 with the Securities and Exchange Commission on July 19, 1999 (File No. 333-83177) in order to register the shares issued and issuable upon the exercise of options granted under the 1996 Incentive Stock Option Plan, or granted and to be granted under our 1999 Stock Option Plan and our 1999 Employee Stock Purchase Plan.

OUR STOCK PRICE MAY BE AFFECTED BY THE AVAILABILITY OF SHARES FOR FUTURE SALE. THE FUTURE SALE OF LARGE AMOUNT OF OUR STOCK, OR THE PERCEPTION THAT THESE SALES COULD OCCUR, COULD NEGATIVELY AFFECT OUR STOCK PRICE.

         The market price of our common stock could drop as a result of future sales of a large number of shares of common stock in the market after the offering.

         As a result of our re-offer prospectus filed on Form S-8 with the Securities and Exchange Commission on July 19, 1999, approximately 21.3% of the shares of our outstanding common stock no longer qualify as "restricted securities" under Rule 144 of the Securities Act and, under the Securities Act, these shares may be freely re-offered and re-sold. However, stockholders who sell shares of our common stock under this re-offer prospectus must comply with the volume of sale limitations imposed under Rule 144(e) of the Securities Act. In addition, holders of 94.0% of the shares covered by the re-offer prospectus are parties to lock-up agreements which are further discussed in the registration statement for our initial public offering and under which the holders of these shares have agreed not to sell or otherwise dispose of any of their shares during the 180-day lock-up period.

         Upon effectiveness of the re-offer prospectus, an additional 54.2% of the shares of our common stock continue to be restricted securities. The holders of these shares are also parties to the lock-up agreements described above and in the registration statement for our initial public offering. The holders of these restricted shares have registration rights with respected to these restricted shares and with respect to any after-acquired shares and these registration rights could be exercised after expiration of the 180-day lock-up period. Also, under Rule 144 these shares become freely tradable in the future.

         Therefore, through the re-offer prospectus, as a result of registration rights and under Rule 144, large amounts of the shares of our common stock may become freely tradable and affect the market for our stock.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

         (a.) EXHIBITS.

         The following Exhibits are filed or incorporated by reference herewith:

         Exhibit 10.1      Master Service Agreement between AppliedTheory
                           Corporation and NYSERNet.org, Inc. dated June 14, 1999.

         Exhibit 10.2      Amendment No. 6 to Agreement between AppliedTheory
                           Corporation and the New York State Department of Labor, dated August 11, 1998.

         Exhibit 10.3      Amendment No. 7 to Agreement between AppliedTheory
                           Corporation and the New York State Department of Labor, dated July 1, 1999.

         Exhibit 10.4 Sublease Agreement between AppliedTheory Corporation and Time Square Studios LTD, dated July 20, 1999

         Exhibit 11.1      Calculation of basic and diluted loss per share and
                           weighted average shares used in calculation for the three
                           months ended June 30, 1999.

         Exhibit 11.2      Calculation of Basic and diluted loss per share and
                           weighted average shares used in calculation for the three
                           months ended June 30, 1998.

         Exhibit 11.3 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the six months ended June 30, 1999.

         Exhibit 11.4 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the six months ended June 30, 1998.

         Exhibit 27.1      Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

         (b.) REPORTS ON FORM 8-K.

                  On July 7, 1999, we filed a Current Report on Form 8-K that included information relating to our investment on June 22, 1999 of $5.0 million in Planning Technologies, Inc. through the purchase of approximately 10% of the fully diluted capital stock of that company. We did not file any financial statements with that report.

                            APPLIEDTHEORY CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1999




                                                    SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              AppliedTheory Corporation

Date: August 16, 1999         by:     /s/ Richard Mandelbaum
                                    --------------------------------------------
                                    Richard Mandelbaum
                                    Chairman of the Board,
                                    Chief Executive Officer, and Director
                                    (Principal Executive Officer)

Date: August 16, 1999         and:    /s/ David Buckel
                                    --------------------------------------------
                                    David Buckel
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         The following Exhibits are filed or incorporated by reference herewith:

Exhibit 10.1      Master Service Agreement between AppliedTheory Corporation and
                  NYSERNet.org, Inc. dated June 14, 1999.

Exhibit 10.2      Amendment No. 6 to Agreement between AppliedTheory Corporation and the New York State Department of Labor, dated August 11, 1998

Exhibit 10.3 Amendment No. 7 to Agreement between AppliedTheory Corporation and the New York State Department of Labor, dated July 1, 1999.

Exhibit 10.4      Sublease Agreement between AppliedTheory Corporation and Time
                  Square Studios LTD, dated July 20, 1999

Exhibit 11.1. Calculation of basic and diluted loss per share and weighted average shares used in calculation for the three months ended
                  June 30, 1999.

Exhibit 11.2. Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended
                  June 30, 1998.

Exhibit 11.3. Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the six months ended
                  June 30, 1999.

Exhibit 11.4. Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the six months ended
                  June 30, 1998.

Exhibit 27.1. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.