Form 10-Q
period 1999-09-30
APPLIEDTHEORY CORP
filed 1999-11-15
CIK 1078577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]   No [ ]

As of November 1, 1999, there were 21,340,095 shares of AppliedTheory Corporation common stock, par value $.01, outstanding.


                    The Index of Exhibits appears on page 36

                            APPLIEDTHEORY CORPORATION


                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited):

              Balance Sheets as of December 31, 1998 and September 30, 1999............................3

              Statements of Operations for the three and nine months ended
              September 30, 1998 and September 30, 1999................................................4

              Statements of Cash Flows for the nine months ended
              September 30, 1998 and September 30, 1999................................................5

              Notes to Financial Statements............................................................6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................19

Item 2.       Changes in Securities and Use of Proceeds...............................................19

Item 3.       Defaults Upon Senior Securities.........................................................20

Item 4.       Submission of Matters to a Vote of Security Holders.....................................20

Item 5.       Other Information.......................................................................20

Item 6.       Exhibits and Reports on Form 8-K........................................................34

Signatures    ........................................................................................35

Exhibit
Index         ........................................................................................36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            APPLIEDTHEORY CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  December 31,         September 30,
                                                                                                     1998                  1999
                                                                                                  ------------         ------------
                                                                                              (Derived from Audited     (Unaudited)
                                                                                              Financial Statements)
                             ASSETS
Current assets
 Cash and cash equivalents                                                                         $  1,786                $  3,290
 Marketable securities                                                                                 --                    51,646
 Accounts receivable, net of allowance for doubtful accounts
  of $157 and $208, respectively                                                                      3,584                   6,108
 Due from related parties                                                                              --                     1,163
 Prepaid expenses and other assets                                                                      255                     896
                                                                                                   --------                --------
     Total current assets                                                                             5,625                  63,103

Property and equipment, net                                                                           4,203                   7,532
Investment, at cost                                                                                    --                     5,000
Other assets                                                                                            690                     996
                                                                                                   --------                --------
     Total assets                                                                                  $ 10,518                $ 76,631
                                                                                                   ========                ========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable                                                                                  $  2,149                $  4,303
 Accrued payroll                                                                                        582                   1,586
 Accrued expenses                                                                                     2,473                   2,357
 Deferred revenue                                                                                     1,849                   2,559
 Current portion of long-term debt
   and capital lease obligations                                                                        551                     959
 Preferred stock dividends payable                                                                      420                    --
 Due to related parties                                                                                 850                    --
                                                                                                   --------                --------
     Total current liabilities                                                                        8,874                  11,764

Long-term debt and capital lease obligations                                                          5,979                   5,084
Borrowings from NYSERNet.net, Inc.                                                                    2,957                    --
Other liabilities                                                                                       215                     279
Redeemable preferred stock - 1,000,000 shares
 authorized; Issued and outstanding
 15,000 shares at December 31, 1998 and 0 shares at
 September 30, 1999; cumulative 14%
dividend; $100 per share liquidation value                                                            1,500                    --

Stockholders' equity (deficit):
Common stock, $.01 par value; 90,000,000 shares authorized;
issued and outstanding 15,094,336 shares at
 December 31, 1998 and 21,193,576 shares
 at September 30, 1999                                                                                  151                     212
Additional paid-in capital                                                                            6,581                  82,833
Accumulated deficit                                                                                 (15,739)                (23,369)
Accumulated other comprehensive income (loss)                                                          --                      (172)
                                                                                                   --------                --------

     Total stockholders' equity (deficit)                                                            (9,007)                 59,504
                                                                                                   --------                --------

     Total liabilities and stockholders' equity (deficit)                                          $ 10,518                $ 76,631
                                                                                                   ========                ========

        The accompanying notes are an integral part of these statements.

                            APPLIEDTHEORY CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  September 30,                        September 30,
                                                        -------------------------------       -------------------------------
                                                            1998               1999               1998               1999
                                                        ------------       ------------       ------------       ------------
Net revenues
     Third-party customers                              $      4,178       $      7,447       $     10,033       $     18,250
     NYSERNet.org, Inc. customers and services                 2,010              2,730              6,271              7,487
                                                        ------------       ------------       ------------       ------------

     Total net revenues                                        6,188             10,177             16,304             25,737
                                                        ------------       ------------       ------------       ------------

Costs and expenses
     Cost of revenues                                          3,433              6,818              9,237             16,710
     Sales and marketing                                       1,771              3,688              4,745              8,096
     General and administrative                                1,604              2,958              3,906              6,827
     Research and development                                     22                 66                142                196
     Depreciation and amortization                               422                879              1,181              2,286
     Other expenses                                               (2)              --                 --                    3
                                                        ------------       ------------       ------------       ------------

     Total costs and expenses                                  7,250             14,409             19,211             34,118
                                                        ------------       ------------       ------------       ------------

     Loss from operations                                     (1,062)            (4,232)            (2,907)            (8,381)

Investment income                                               --                 (756)              --               (1,279)
Interest expense                                                 141                129                424                455
                                                        ------------       ------------       ------------       ------------

     NET LOSS                                                 (1,203)            (3,605)            (3,331)            (7,557)

Preferred stock dividends                                         52               --                  157                 73
                                                        ------------       ------------       ------------       ------------

Net loss attributable to common stockholders            $     (1,255)      $     (3,605)      $     (3,488)      $     (7,630)
                                                        ============       ============       ============       ============

Basic and diluted loss per common share                 $      (0.09)      $      (0.17)      $      (0.29)      $      (0.40)
                                                        ============       ============       ============       ============

Shares used in computing basic
  and diluted loss per share                              13,539,735         21,180,152         11,834,585         18,858,416
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

                            APPLIEDTHEORY CORPORATION
                             STATEMENTS OF CASHFLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            NINE MONTHS ENDED
                                                                                                               September 30,
                                                                                                        ---------------------------
                                                                                                          1998               1999
                                                                                                        --------           --------
Cash flows from operating activities
         Net loss                                                                                       $ (3,331)          $ (7,557)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                                1,182              2,286
              Provision for bad debts                                                                       --                   68
              Deferral (payment) of interest expense to NYSERNet.net, Inc., net                              154               (270)
              Loss on sale of property and equipment                                                          14                  3
              Non-cash compensation expense                                                                  341                940
              Changes in assets and liabilities
                Accounts receivable                                                                       (1,022)            (2,592)
                Due to (from) related parties                                                               (505)            (2,012)
                Prepaid expenses and other assets                                                         (1,134)            (1,070)
                Accounts payable                                                                             147              2,154
                Accrued payroll                                                                              616              1,004
                Accrued expenses and other liabilities                                                       272                (51)
                Deferred revenue                                                                             804                711
                                                                                                        --------           --------

              Net cash used in operating activities                                                       (2,462)            (6,386)
                                                                                                        --------           --------

Cash flows from investing activities
         Purchases of property and equipment                                                              (1,185)            (4,174)
         Purchase of marketable securities                                                                  --              (77,258)
         Proceeds from sale or redemption of marketable securities                                          --               25,440
         Purchase of investment                                                                             --               (5,000)
         Payments received on notes receivable                                                              --                  122
         Proceeds from sale of property and equipment                                                          4                  5
                                                                                                        --------           --------

              Net cash used in investing activities                                                       (1,181)           (60,865)
                                                                                                        --------           --------

Cash flows from financing activities
         Issuance of common stock, net of issuance costs                                                   4,895             75,371
         Payment of preferred stock dividends                                                               --                 (493)
         Redemption of preferred stock                                                                      --               (1,500)
         Borrowings from NYSERNet.net, Inc.                                                                  301                800
         Repayment of borrowings from NYSERNet.net, Inc.                                                    --               (3,487)
         Proceeds from (repayment of) line of credit borrowings, net                                         356             (1,190)
         Principal payments on capital leases                                                               (165)              (746)
                                                                                                        --------           --------

              Net cash provided by financing activities                                                    5,387             68,755
                                                                                                        --------           --------

              Net increase (decrease) in cash and cash equivalents                                         1,744              1,504

Cash and cash equivalents, beginning of period                                                               135              1,786
                                                                                                        --------           --------

Cash and cash equivalents, end of period                                                                $  1,879           $  3,290
                                                                                                        ========           ========

        The accompanying notes are an integral part of these statements.

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     AppliedTheory Corporation (formerly AppliedTheory Communications, Inc.) was incorporated in the State of New York in November 1995 as a wholly owned subsidiary of NYSERNet.net, Inc. ("NET"), a not-for-profit corporation. NET is also the sole member of NYSERNet.org, Inc. ("ORG"), a not-for-profit corporation (in effect ORG is a wholly owned subsidiary of NET). As a result of certain transactions completed during 1998 (the exercise of options for 3,559,335 shares of AppliedTheory Corporation common stock, the private placement of 1,725,000 shares of AppliedTheory Corporation common stock and NET's direct sale of 4,875,000 shares of AppliedTheory Corporation common stock), AppliedTheory Corporation is no longer a subsidiary of NET.

     These financial statements for the three months and nine months ended September 30, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of AppliedTheory Corporation (the "Company") as of and for the year ended December 31, 1998 included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The accompanying unaudited financial statements of AppliedTheory Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods have been reflected. Operating results for the three-month and nine month period ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.

     In conjunction with its Initial Public Offering (the "IPO"), AppliedTheory Communications, Inc. reorganized as a Delaware corporation. On January 28, 1999, AppliedTheory Communications, Inc. established its wholly owned subsidiary, AppliedTheory Corporation. AppliedTheory Communications, Inc. merged into AppliedTheory Corporation, which is the surviving entity effective with the completion of its IPO, on May 5, 1999. On April 12, 1999, a committee of the Board of Directors of both AppliedTheory entities authorized an increase in the number of authorized shares of common stock and preferred stock to 90,000,000 and 1,000,000, respectively. Further, all non-voting common shares were converted into voting common shares and a 1.5 to 1 stock split was declared effective upon completion of the IPO. All per share amounts have been adjusted retroactively.

     On May 5, 1999, the Company's IPO became effective. Through the IPO, 5,175,000 shares of the Company's common stock were issued for net proceeds of approximately $75.3 million after deduction of the underwriting discount, commissions and other offering costs.

NOTE B - LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options and stock appreciation rights. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and accordingly, there is no reconciliation of basic and diluted loss per share for the periods presented.

NOTE C - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1999, was as follows (in thousands):

                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                              ------------------------         ------------------------
                                                1998            1999             1998            1999
                                              --------        --------         --------        --------
  Net loss                                    $(1,203)        $(3,605)         $(3,331)        $(7,557)
  Other comprehensive income (loss):
  Unrealized gain (loss) on
   Marketable securities                         --                21             --              (172)
                                              -------         -------          -------         -------
Comprehensive income (loss)                   $(1,203)        $(3,584)         $(3,331)        $(7,729)
                                              =======         =======          =======         =======

NOTE D - SEGMENT AND RELATED INFORMATION

     The Company operates as one business segment, as a provider of Internet solutions. The Company had revenues from its major service offerings as follows (in thousands):

                                                 Three months ended                Nine months ended
                                                    September 30,                    September 30,
                                              ------------------------          -----------------------
                                                1998            1999              1998           1999
                                               -------         -------          -------         -------
  Net revenues
  Internet connectivity                        $ 3,834         $ 5,081          $10,929         $14,189
  Internet integration and
  enterprise portal development                  1,981           4,250            4,285           9,284
  Web hosting                                      373             846            1,090           2,264
                                               -------         -------          -------         -------
Total net revenues                             $ 6,188         $10,177          $16,304         $25,737
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

NOTE F - PROPERTY AND EQUIPMENT

     On December 21, 1998, the Company adopted a plan, which was approved by its Board of Directors, to close a leased facility, which principally is used as a Web-hosting data center. The facility experienced operational difficulties which limited its usability as a Web-hosting site and its ability to generate sufficient revenues. In connection with the plan of abandonment, the Company recorded a $900,000 charge to operations for the year ended December 31, 1998 consisting of (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000 in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and (ii) a $414,000 accrued liability, included in Accrued Expenses, relating to equipment leases and facility operating leases, (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively, in accordance with the provisions of EITF 94-3, "Liability Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This accrued liability provides for only those costs subsequent to exiting the facility, which had been expected to occur in September 1999, and costs prior thereto will be recognized during the period they are incurred. The plan calls for the Web-hosting customer base served from this abandoned facility and the related revenues, which are not significant, to be transitioned to another facility. As of September 30, 1999, no amounts have been paid against this liability. Management currently anticipates that the closure date will be delayed approximately four months later than originally planned.

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

NOTE H - LONG-TERM DEBT

     Line of Credit

     On January 20, 1998, the Company entered into a credit agreement with a bank for an aggregate amount of $7,500,000, which expires on January 19, 2001. The agreement provides for the payment on January 19, 2001 of the unpaid principal balance of all amounts advanced on and outstanding at that time. Interest is charged and payable on a monthly basis as determined by the Company, either on a LIBOR plus 50 basis points or a prime rate basis less 200 basis points. The credit facility is collateralized by substantially all assets of the Company and by a maximum of $5,500,000 of cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NET.

     The Company had $4,240,000 outstanding under the line of credit as of September 30, 1999 and, as a result of certain restrictions, has an additional $1,260,000 available as of September 30, 1999. The average interest rate on outstanding borrowings was 6.2% at September 30, 1999.

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

     Borrowings from NYSERNet.net, Inc.

     The Company has an unsecured borrowing facility with NET, which provides for borrowings to a maximum amount of $6,187,000, less any preferred stock issued to NET, for working capital requirements. This borrowing facility expires on January 1, 2002. Interest on the loans accrues at the prime rate and payments are deferred for five years from the date of each advance or January 1, 2002, whichever date is earlier. All principal borrowings under this agreement are due and payable on January 1, 2002. On May 5, 1999, the Company paid down the line of credit and deferred interest in full with the proceeds from the IPO.

     As of September 30, 1999, the Company had no principal borrowings outstanding under this facility and had $6,187,000 available for additional principal borrowings.

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

     Interest paid for the three and nine months ended September 30, 1998 and 1999 was approximately $141,000, $424,000, $129,000 and $794,000, respectively.

NOTE I - REDEEMABLE PREFERRED STOCK

     On May 5, 1999, the Company paid approximately $1,993,000 to fully redeem all outstanding preferred stock and accrued dividends with a portion of the proceeds from the Company's IPO.

NOTE J - STOCKHOLDERS' EQUITY

     Certain options were granted in 1998 at exercise prices below the fair market value of the Company's stock. The Company recorded compensation expense associated with these options of $100,000 and $314,000 for the three months ended September 30, 1998 and 1999 and a total of $300,000 and $941,000 for the nine months ended September 30, 1998 and 1999, respectively.

     During the nine months ended September 30, 1999, options with respect to 924,426 shares of common stock were exercised for aggregate net proceeds of approximately $140,000.

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

                                  Three months ended            Nine months ended
                                     September 30,                September 30,
                                  ------------------           -------------------
                                   1998        1999             1998         1999
                                  ------      ------           ------       ------
    Unrelated customers           $  730      $  754           $2,351       $2,196
    Member institutions            1,120       1,265            3,358        3,620
    Services to ORG                  160         711              562        1,671
                                  ------      ------           ------       ------
                                  $2,010      $2,730           $6,271       $7,487
                                  ======      ======           ======       ======

     During each of the three and nine months ended September 30, 1998 and 1999, the Company charged NET approximately $25,000 and $75,000 and ORG $75,000 and $225,000, respectively, in management fees.

     The excess of the Company's revenues over amounts charged by ORG to its member institutions was approximately $701,000 and $783,000 for the three months ended September 30, 1998 and 1999 and $2,116,000 and $2,256,000 for the nine months ended September 30, 1998 and 1999, respectively.

NOTE L - COMMITMENTS

     During the three months ended September 30, 1999, the Company entered into five noncancelable operating leases for new office facilities with terms ranging from seven to ten years. Certain of these operating leases include rent holidays and scheduled base rent increases over the term of the lease. The total amount of the base rent is charged to expense on the straight-line method over the terms of the lease. The Company's total future minimum annual lease payments under the noncancelable operating leases entered into during the quarter ended September 30, 1999 are approximately $1,200,000 in 2000, $1,500,000 annually from 2001 through 2007 and approximately $1,000,000 annually from 2007 through 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read and consider the following discussion in conjunction with our audited financial statements and notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as of and for the year ended December 31, 1998 which is included in the Registration Statement on Form S-1 (File No. 333-72133), as filed with the Securities and Exchange Commission in connection with our initial public offering ("IPO") of common stock.

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

         We are rapidly building our sales and marketing efforts to more aggressively pursue customers. During the third quarter of 1999 we increased our sales force 70% and opened sales offices in 2 new regions. AppliedTheory also signed leases to open a new data center in Hayward, California and a network operations center in Columbia, Maryland. We have also signed a lease for new office facilities in Syracuse, New York, which will provide additional space for the expansion of our current network operations and data center. During the remainder of 1999 and the first quarter of 2000, we have targeted 10 metropolitan areas throughout the East Coast of the United States, which have high concentrations of businesses and intend to continue to grow our direct sales force. These targeted markets are where we plan to have a physical local presence consisting of a sales office and/or planned points of presence, ("POPs").

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. Total net revenues were approximately $10.2 million for the three months ended September 30, 1999, an increase of $4.0 million or 65%, from $6.2 million in the three months ended September 30, 1998. Total net revenues were approximately $25.7 million for the nine months ended September 30, 1999, an increase of $9.4 million or 58%, from $16.3 million in the nine months ended September 30, 1998. Approximately $3.3 million of the growth during the nine months ended September 30, 1999 from the same period ended September 30, 1998 was from Internet connectivity revenue, which resulted primarily from the addition of new customers and from additional revenue derived from existing customers who upgraded their level of service. Web hosting revenue increased by approximately $1.1 million during the same period. This increase resulted from an approximately equal increase in Web monitoring, management and hosting services for the New York State Department Labor in connection with America's Job Bank and from our managed dedicated web hosting product. The remaining increase in total net revenues of approximately $5.0 million was derived from Internet integration and enterprise portal development services. These services include, but are not limited to:

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

         For the nine months ended September 30, 1999, as a percentage of total net revenues, Internet connectivity represented 55%, Internet integration and enterprise portal development represented 36% and Web hosting represented 9%. For the nine months ended September 30, 1998, as a percentage of total net revenues, Internet connectivity represented 67%, Internet integration and enterprise portal development represented 26% and Web hosting represented 7%.

         COST OF REVENUE. Cost of revenue consists principally of backbone and Internet access costs, including charges from local exchange carriers and personnel costs to operate our network and data centers and provide Internet integration and enterprise portal development services. Cost of revenue totaled approximately $6.8 million (67% of revenue) for the three months ended September 30, 1999, an increase of approximately $3.4 million from the $3.4 million (55% of revenue) for the three months ended September 30, 1998. Cost of revenue totaled approximately $16.7 million (65% of revenue) for the nine months ended September 30, 1999, an increase of approximately $7.5 million from the $9.2 million (57% of revenue) for the nine months ended September 30, 1998. The increase in both periods is primarily attributable to the upgrade of our network to support customer growth, improve the efficiency and performance of our Internet connectivity services and building and staffing of our network operations center. Additionally, approximately $1.3 million of the increase in the three months ended September 30, 1999 and approximately $2.4 million of the increase in the nine months ended September 30, 1999 from the same periods last year was derived from an increase in labor and other professional service costs associated with the expansion of Internet integration and enterprise portal development services.

         SALES AND MARKETING. Sales and marketing expense consists principally of advertising and marketing programs, including personnel, occupancy and other professional service expenses consisting of telemarketing services. Sales and marketing expense was approximately $3.7 million (36% of revenue) for the three months ended September 30, 1999, an increase of $1.9 million, or 108% from $1.8 million (29% of revenue) for the three months ended September 30, 1998. Sales and marketing expense was approximately $8.1 million (31% of revenue) for the nine months ended September 30, 1999, an increase of $3.4 million, or 71% from $4.7 million (29% of revenue) for the nine months ended September 30, 1998. These increases reflect a substantial investment in the sales and marketing organizations necessary to support our expanded customer base, advertising campaigns and efforts to establish national sales and marketing programs.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists principally of costs relating to personnel, including customer support, occupancy, general operating costs and professional fee expenses. General and administrative expense was approximately $3.0 million (29% of revenue) for the three months ended September 30, 1999, an increase of $1.4 million, or 84% from $1.6 million (26% of revenue) for the three months ended September 30, 1998. General and administrative expense was approximately $6.8 million (27% of revenue) for the nine months ended September 30, 1999, an increase of $2.9 million, or 75% from $3.9 million (24% of revenue) for the nine months ended September 30, 1998. The increase in general and administrative expenses was primarily attributable to:

-    compensation expense relating to stock compensation expense;

-    costs related to recruiting new personnel; and

- increases necessary to manage the financial, legal and administrative aspects of our business.

         RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our Internet integration and enterprise portal development and web hosting service offerings. For the three and nine months ended September 30, 1999 and 1998, research and development expenses have not significantly fluctuated.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization consist principally of depreciation of computer equipment, office furniture and leasehold improvements. Depreciation and amortization expense was approximately $.9 million (9% of revenue) for the three months ended September 30, 1999, an increase of $.5 million, or 108% from $.4 million (7% of revenue) for the three months ended September 30, 1998. Depreciation and amortization was approximately $2.3 million (9% of revenue) for the nine months ended September 30, 1999, an increase of $1.1 million, or 94% from $1.2 million (7% of revenue) for the nine months ended September 30, 1998. Depreciation and amortization costs have increased as a result of capital expenditures associated with our Internet integration and enterprise portal development and web hosting products, as well as computer equipment and office furniture for personnel supporting our national expansion.

         INTEREST INCOME. Interest income was approximately $.8 million for the three months ended September 30, 1999 and $1.3 million for the nine months ended September 30, 1999. Interest income was insignificant for the same periods in 1998. The increase is a result of the return on funds invested since May 5, 1999 representing the net proceeds from the Company's IPO.

         INTEREST EXPENSE. Interest expense was approximately $.1 million for the three months ended September 30, 1999 and 1998, and approximately $.4 million for the nine months ended September 30, 1999 and 1998.

         NET LOSS. Net loss attributable to common stockholders for the quarter ended September 30, 1999 was $3.6 million, or $0.17 per share, compared with $1.2 million, or $.09 per share, for the quarter ended September 30, 1998. Net loss attributable to common stockholders for the nine months ended September 30, 1999 was $7.6 million, or $.40 per share compared with $3.5 million, or $.29 per share for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         We had an accumulated deficit of $23.4 million at September 30. 1999, and have used $15.1 million in cash in the aggregate to fund operations during the period since our inception on October 1, 1996, through September 30, 1999. Until the successful completion of our initial public offering, we had satisfied our cash requirements primarily through the sale of common and preferred stock and borrowings under credit agreements and equipment financing arrangements. Our principal uses of cash are to fund operations, for working capital requirements and for capital expenditures. At September 30, 1999, we have $3.3 million in cash and cash equivalents and working capital of approximately $51.3 million. The Company used approximately $6.3 million of cash in operations during the nine months ended September 30, 1999, compared to $2.5 million for the nine months ended September 30, 1998. Net cash used in investing activities for the nine months ended September 30, 1999 and 1998 was approximately $60.9 million and $1.2 million, respectively. The increase of approximately $59.7 million is associated with the purchase of marketable securities and an investment using net proceeds of our IPO which closed on May 5, 1999. Net cash provided by financing activities was approximately $68.8 in the nine months ended September 30, 1999 and approximately $5.4 million for the nine months ended September 30, 1998. This increase of approximately $63.4 million consists principally of $75 million in net proceeds received from issuance of 5,175,000 shares of our common stock in connection with our IPO, less repayment of all outstanding borrowings from NYSERNet.net, Inc., including deferred interest of approximately $3.5 million and redemption of preferred stock including dividends payable of approximately $1.9 million.

         Capital expenditures, including capital leases, amounted to approximately $5.6 million for the nine months ended September 30, 1999, as compared to $1.2 million for the nine months ended September 30, 1998.

         On January 20, 1998, we obtained a secured revolving line of credit with Fleet National Bank for $7.5 million, which expires on January 19, 2001. Borrowings under this line are secured by substantially all our assets and by a maximum of $5.5 million of cash and cash equivalents, government securities and corporate securities or corporate equities pledged by NYSERNet.net, Inc. At September 30, 1999, borrowings under this line amounted to $4.2 million and a standby letter of credit in the Company's name for $650,000 that expires July 30, 2000. As of September 30, 1999, as a result of restrictions under the line of credit, additional credit of $1.3 million was available under this agreement.

         We also have an unsecured revolving borrowing facility with NYSERNet.net, which provides for borrowings up to a maximum amount of approximately $6.2 million, less any preferred stock issued to NYSERNet.net. As of September 30, 1999, approximately $6.2 million was available under this borrowing facility. In connection with our IPO, we fully redeemed our outstanding preferred stock and paid down all outstanding line of credit borrowings to NYSERNet.net.

         We believe that the net proceeds from our IPO and availability under the aforementioned financing agreements, will be sufficient to meet our anticipated cash needs for expanding our sales and marketing efforts, expanding our customer support services, building new distributed data centers, and for other working capital requirements and general corporate purposes. However, there can be no assurance regarding the period of time through which our financial resources will be adequate to support our operations. We may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies.

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

         As of November 1, 1999, all product lines and internal systems have been tested or are in the process of being tested. All AppliedTheory Internet connectivity and Unix Web hosting products and services have been tested and are deemed to be compliant. NT Web hosting products are in final testing, with no problems reported to date. Scheduled maintenance and system upgrades necessary before year-end will be fully tested for compliance. Custom developed code for our customers have been completely tested. Based on requested Year 2000 readiness statements from each of our third party vendors, software upgrades have been applied where appropriate. To date, there are no responses from vendors that cause concern as far as achieving compliance. Internal systems are in final stages of acceptance testing and will be completed by December 1, 1999.

         Our Total Estimated Costs Associated with Year 2000. As of November 15, 1999, we estimate approximately 100 to 150 hours of internal labor hours and an insignificant amount of additional expense will be necessary to complete testing and upgrading.

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

YEAR 2000 AND OUR SERVICES AND PRODUCTS.

         Our State of Readiness. The AppliedTheory Internet connectivity products are Year 2000 ready. The current Dial product, which is not compliant, is being transitioned to a new dial up service provided by a third party, Concentric Networks. The Concentric product is Y2K compliant. Customer transition will be completed by December 15, 1999.

         Testing on our NT Web hosting product is being targeted for completion by November 15, 1999. The tests are simulating the Web hosting services for the two calendar weeks before and after January 1, 2000. Software testing is also being done to ensure date processing does not cause any problems. The goal of these tests is to identify any problematic operations and create a plan for rectifying problems. No problems have been identified to date in testing.

         We are currently assessing the Year 2000 readiness of the different operational aspects of our Internet access and value-added services such as mail and news, and almost all components are Year 2000 ready. Any component that is found not to be Year 2000 ready will be upgraded and tested further. Any third party vendor of products that we use for these services that has been noted as not yet Year 2000 ready has been sent a letter requesting its readiness plans.

         Regarding our security services offerings, while versions 4.0a and higher of the Gauntlet firewall software program which we use have been tested and are Year 2000 ready, we have recommended that all of our Gauntlet customers upgrade to version 4.2 or higher. We have sent the Gauntlet version 4.2 or higher to all our existing Gauntlet customers.

         We deliver Web hosting services through integration of third party hardware and software. This creates an environment in which our clients may place and run their Web sites in our data centers. All critical third party vendors are compliant. We are testing outside software used by our customers in the same manner as internally designed software when there is no third party vendor liable for upgrades and patches.

         We expect that our Internet integration and enterprise portal development services will be for the most part unaffected by the Year 2000 issue. Each individual application has been appropriately tested. There may be cases where incoming data feeds from customers will need to be adjusted or slight modifications will need to be made on the Web server. However, because Internet integration and enterprise portal development is a fairly new business line, Year 2000 compliance was addressed from its inception. Additionally, Internet integration and enterprise portal development projects have been implemented almost exclusively by in-house technical programmers who have helped to ensure that Year 2000 standards, as well as other programming standards, were adhered to.

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

         Contingency Plans. If our Internet access and value-added services are not Year 2000 ready, we are prepared to move customers' local loop access services to other providers or to offer service credits. We do not currently have any information that would cause us to believe that any of our third party vendors will experience substantial Year 2000 problems. However, if during the course of our Year 2000 testing we find that any particular vendor is being unresponsive, we will attempt to locate a replacement for that vendor. Additionally, we have communicated, and will communicate with our customers throughout the year in order to alert them to third party issues that may affect them.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 5, 1999, we completed our initial public offering ("IPO") of 5,175,000 shares of our common stock, par value $.01 per share. The offering was made pursuant to a Registration Statement on Form S-1 (File No. 333-72133) which registered up to 5,175,000 shares of our common stock and was declared effective on April 29, 1999. The offering commenced on April 30, 1999 and all 5,175,000 shares registered in our offering were sold at an initial public offering price of $16.00 per share. The managing underwriters were Bear, Stearns & Co. Inc., CIBC World Markets Corp., Lehman Brothers Inc. and Wit Capital Corporation. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount. As of October 30, 1999, approximately $1.7 million was applied to expenses related to our offering. As a result, net proceeds from the offering are approximately $75.3 million. Except as discussed herein with respect to our repayment of a revolving line of credit and redemption of our preferred stock to NYSERNet.net, none of the net proceeds of our offering were paid by us, directly or indirectly, to any of our directors, officers or any of their associates, or to any person or entity owning 10 percent or more of our equity securities or the equity securities of any of our affiliates.

         On May 5, 1999, we paid approximately $3.8 million to repay outstanding borrowings under our revolving line of credit with NYSERNet.net, including accrued interest. We also paid approximately $2.0 million to redeem our outstanding preferred stock, including accrued dividends, from NYSERNet.net. NYSERNet.net owns approximately 23.0% of our common stock and has one representative on our board of directors. On June 22, 1999, the Company purchased Convertible Preferred Stock of Planning Technologies, Inc. for $5.0 million. For additional information about this investment, please see our report on Form 8-K (File No. 000-25749), filed with the Securities and Exchange Commission on July 7, 1999. We intend to use the remaining $64.5 million of the net proceeds from the offering for general corporate purposes and working capital requirements, including the following:

-        to expand our sales and marketing efforts in 20-30 metropolitan areas and increase our direct sales force by over 100 employees nationally;
-        to build a new network operation center;
-        to expand our customer support services, and
- for working capital requirements and other general corporate purposes, including possible acquisitions.

         No portion of the proceeds has been allocated for any specific purpose referred to above. We have discretionary authority over the use of net proceeds from the offering. In addition, we intend to use a portion of the net proceeds from this offering to build new data centers and add additional data center capacity.

         Pending the above uses, we have invested the proceeds of the offering in short-term, interest bearing securities of investment grade.

         During the quarter ended September 30, 1999, proceeds of approximately $18,000 were generated from the exercise of options for 45,674 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. The shares we issued pursuant to the exercise of these options were registered through our Form S-8 (File No.333-83177), which we filed with the Securities and Exchange Commission on July 19, 1999.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO INCREASE IN THE FORESEEABLE FUTURE.

         We have incurred significant net losses and negative cash flows from operations in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At September 30, 1999, we had an accumulated deficit of approximately $23.4 million. We incurred net losses of $3.6 million and $1.2 million in the three months ended September 30, 1999 and 1998, respectively, and a year to date net loss of approximately $7.6 million for the nine months ended September 30, 1999 compared with a net loss of approximately $3.5 million for the nine months ended September 30, 1998. In connection with our expansion plans, we anticipate making significant investments in sales and marketing, new distributed data centers, customer support and personnel. As a result of our expansion plans, we expect our net losses and negative cash flows from operations on a quarterly and annual basis to increase in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our regional and nationwide expansion strategy. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

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

         To date, most of our revenues have been derived from customers located in New York State. Our business strategy is to become a leading national provider of advanced Internet technology solutions to the business mid-market and select public sector organizations. The risks we may encounter in executing our nationwide growth strategy include the possibility that:

     -   our products and services are not accepted beyond our current market;
     -   there are significant delays in the completion of our new data centers;
     - we fail to successfully implement our sales and marketing strategy on a national scale;
     -   we fail in our efforts to build a national sales force; and/or
     -   we fail to develop a nationally recognized brand.

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

         Our current and prospective competitors, both in New York State and nationally, generally may be divided into the following three groups:

- Internet service providers including Concentric Network Corp., Exodus Communications, Inc., Globix Corporation, PSINet Inc., UUNET Technologies, Inc., Frontier Global Center, GTE Internetworking, Digex, Inc., Verio Inc. and other national and regional providers;

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

OUR REVENUES ARE HEAVILY DEPENDENT ON TWO CUSTOMERS. IF WE LOSE EITHER OF THESE CUSTOMERS, IF EITHER OF THEM REDUCES THE AMOUNT OF WORK IT DOES WITH US, OR IF WE FAIL TO DIVERSIFY OUR CUSTOMER BASE, OUR BUSINESS WILL SUFFER.

         We currently derive a substantial portion of our total revenue from two customers - NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these customers could significantly hurt our business. For the three and nine months ended September 30, 1999, revenue from NYSERNet.org, Inc. represented approximately 27% and 29% of our total revenue compared to 32% and 38% for the three and nine months ended September 30, 1998, respectively. Revenue under the agreement with the New York State Department of Labor for the three and nine months ended September 30, 1999 represented 43% and 38%, respectively, of our total revenue compared to 33% and 28% for the three and nine months ended September 30, 1998, respectively.

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

         We cannot assure you that revenue from these two customers or from other customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. In addition, we may not succeed in diversifying our customer base in future periods.

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

OUR BUSINESS MODEL ASSUMES THAT WE WILL USE THE GEMINI2000 NETWORK FOR THE DELIVERY OF OUR SERVICES. IF PROBLEMS OCCUR AS A RESULT OF THE CHANGE OF OWNERSHIP OF IXC INTERNET SERVICES, INC. AND THE GEMINI2000 NETWORK, OUR BUSINESS COULD SUFFER.

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

         Due to its limited deployment, the ability of the Gemini2000 Network to connect and manage a large number of customers or a large quantity of traffic at high transmission speeds is unproven. This network's ability to be scaled up to meet our expected customer usage levels while maintaining superior performance is also unproven. As the number of our customers grows or as network usage increases, we may need to make additional investments to expand and adapt our network infrastructure and maintain adequate data transmission speeds. Any future expansion and adaptation of our telecommunications and hosting facility infrastructure could require substantial financial, operational, technical and management resources. Furthermore, additional network capacity many not be available from IXC or other third-party suppliers as it is needed by us, and, as a result, our network may not be able to achieve or maintain a sufficiently high capacity for data transmission. Any failure on our part to achieve or maintain high data transmission capacity could significantly reduce customer demand for our services and hurt our business. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities.

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

         Contracts with various government agencies accounted for approximately 50% of our revenues in the three and nine months ended September 30, 1999. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

         As a result of our re-offer prospectus filed on Form S-8 with the Securities and Exchange Commission on July 19, 1999, approximately 21.3% of the shares of our outstanding common stock no longer qualify as "restricted securities" under Rule 144 of the Securities Act and, under the Securities Act, these shares may be freely re-offered and re-sold. However, stockholders who sell shares of our common stock under this re-offer prospectus must comply with the volume of sale limitations imposed under Rule 144(e) of the Securities Act. In addition, holders of 94.0% of the shares covered by the re-offer prospectus are parties to lock-up agreements which are further discussed in the registration statement for our initial public offering and under which the holders of these shares have agreed not to sell or otherwise dispose of any of their shares during the 180-day lock-up period which ended October 31, 1999.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

(a.)          EXHIBITS.

         The following Exhibits are filed or incorporated by reference herewith:

         Exhibit 10.1 Amendment No. 8 to Agreement between AppliedTheory Corporation and the New York State Department of Labor, dated August 17, 1999.

         Exhibit 10.2 Lease Agreement between 224 Harrison Associates, LLC and AppliedTheory Corporation, dated September 17, 1999.

         Exhibit 10.3 Lease Agreement between Hayward Point Eden I Limited Partnership and AppliedTheory Corporation, dated September 3, 1999.

         Exhibit 11.1 Calculation of basic and diluted loss per share and weighted average shares used in calculation for the three months ended September 30, 1999.

         Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended September 30, 1998.

         Exhibit 11.3 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the nine months ended September 30, 1999.

         Exhibit 11.4 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the nine months ended September 30, 1998.

         Exhibit 27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.


(b.)          REPORTS ON FORM 8-K.

                  None.

                            APPLIEDTHEORY CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1999




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        AppliedTheory Corporation

Date:      November 15, 1999            by:     /s/ Richard Mandelbaum
                                           -------------------------------------
                                           Richard Mandelbaum
                                           Chairman of the Board,
                                           Chief Executive Officer,
                                              and Director
                                           (Principal Executive Officer)

Date:      November 15, 1999           and:    /s/ David Buckel
                                           ------------------------------------
                                           David Buckel
                                           Vice President and
                                              Chief Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

         The following Exhibits are filed or incorporated by reference herewith:

Exhibit 10.1 Amendment No. 8 to Agreement between AppliedTheory Corporation and the New York State Department of Labor, dated August 17, 1999

Exhibit 10.2 Lease Agreement between 224 Harrison Associates, LLC and AppliedTheory Corporation, dated September 17, 1999.

Exhibit 10.3 Lease Agreement between Hayward Point Eden I Limited Partnership and AppliedTheory Corporation, dated September 3, 1999.

Exhibit 11.1. Calculation of basic and diluted loss per share and weighted average shares used in calculation for the three months ended September 30, 1999.

Exhibit 11.2. Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended September 30, 1998.

Exhibit 11.3. Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the nine months ended September 30, 1999.

Exhibit 11.4. Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the nine months ended September 30, 1998.

Exhibit 27.1. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.