Form 10-K405
period 1999-12-31
APPLIEDTHEORY CORP
filed 2000-03-30
CIK 1078577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER 000-25759

                           APPLIEDTHEORY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                       16-1491253
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

     1500 BROADWAY, 3RD FLOOR, NEW YORK, N.Y.                         10036
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (212) 398-7070
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                             ON WHICH REGISTERED
         -------------------                            ---------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                 THE NASDAQ STOCK MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 24, 2000, based upon the closing price of the Common Stock on the NASDAQ Stock Market for such date, was approximately $209,532,146.

     The number of shares outstanding of the registrant common stock as of March 24, 2000 was approximately 23,540,798.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 28, 2000 and to be used in connection with the annual meeting of stockholders expected to be held on May 16, 2000 are incorporated by reference in Part III of this Form 10-K.

     The index of Exhibits filed with this report begins at page 63.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           APPLIEDTHEORY CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   23
Item 6.   Selected Financial Data.....................................   25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   26
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   36
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   60

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   60
Item 11.  Executive Compensation......................................   60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   60
Item 13.  Certain Relationships and Related Transactions..............   60

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   60

Signatures............................................................   66

Exhibits..............................................................   67

                                     PART I

     From time to time, in both written and in oral statements by our senior management, we express expectations and other statements regarding future performance. These forward-looking statements are inherently uncertain and you must recognize that events could turn out to be different than such expectations and statements. We discuss key factors impacting current and future performance in this annual report on Form 10-K (Commission File No. 000-25759) filed with the SEC and in our other filings and reports. In addition, you should consider the risk factors included in Item 1, as well as any other information in this Form 10-K in evaluating our business and us. Any investment in our common stock involves a high degree of risk.

ITEM 1.  BUSINESS.

OUR COMPANY

     We are a leading provider of Internet business solutions to mid-sized businesses, mid-sized departments of larger businesses, and specifically targeted vertical markets. We offer an extensive array of high performance, reliable and scalable Internet solutions designed to give our customers the technological and strategic advantages necessary to effectively compete in a global digital economy. Our solutions, which fall into the four categories described below, can be tailored to meet each customers' specific requirements. We provide these solutions, either as an individually tailored solution or as part of a fully integrated comprehensive solution. Both approaches are supported by an unprecedented customer care model.

     - E-Business Solutions -- Internet business strategy consulting, solution integration and enterprise portal development, including custom software application development, interactive marketing design, Web site implementation and deployment and integration of legacy systems to Internet-based applications.

     - Web Hosting Solutions -- Customized suite of Unix, NT and Linux Web-hosting solutions supported by redundant data centers and unmatched customer care services. Our services include custom offerings of shared, dedicated and co-location services.

     - Security Solutions -- Security consulting services, managed firewalls, virtual private networks and intrusion detection systems are a few of our offerings to ensure the integrity of a customer's network.

     - Access Solutions -- Internet connectivity, including tiered dedicated, burstable dedicated, national dial, DSL services and Domain Name Services.

     We operate as one business segment, as a provider of Internet solutions, and follow the requirements of Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"). "Disclosures About Segments of an Enterprise and Related Information." Due to the way we manage our operations, we do not account for or report operating expenses by product/service offering. However, the distribution of revenues from our major service offerings is approximately as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1997     1998     1999
                                                                ----     ----     ----
Net revenues
  Internet connectivity (Access and Security solutions).....      81%      67%      52%
  Internet integration and enterprise portal development
     (e-Business Solutions).................................      13       26       40
  Web Hosting Solutions.....................................       6        7        8
                                                                 ---      ---      ---
                                                                 100%     100%     100%
                                                                 ===      ===      ===

     Having evolved out of one of the founding institutions of the Internet, we have significant experience in delivering the solutions described above. We also have a robust physical infrastructure. Therefore, we are uniquely able to recommend, implement, enhance and support comprehensive Internet business solutions. A 67% increase in our revenue and doubling of our customer base in 1999 and a 95% customer satisfaction rating are evidence of the results of our strategic competencies.

     As of December 31, 1999, we had over 850 high end customers in a wide range of industries throughout the United States. Our customers include Time Warner, Blue Cross/Blue Shield, Gabelli Asset Management, Citibank, Memorial Sloan Kettering Cancer Center, and Ziff-Davis. In addition, through NYSERNET.org,Inc., a not-for-profit corporation that is also affiliated with one of our major stockholders, we provide services to research and education institutions including New York University, Columbia University, Brookhaven National Laboratory, Cornell University, New York City Board of Education and throughout the State University of New York (SUNY) system. Finally, through the New York State Department of Labor we provide services to over 47 different states and territories.

     We target mid-sized enterprises and mid-sized departments of larger enterprises within the commercial markets and the public sector. Additionally, we focus on a number of strategic vertical markets, including higher education, the federal government, state and local governments, healthcare and automotive. Although all of our revenue is currently derived from customers in the United States, we are beginning to market and develop plans to provide services to customers in China. During 1998 a small sales office located in Shanghai, China was established and in 2000 we expect to continue to market and begin providing training and other services to customers in China. We integrate our solutions to enable customers to extend their businesses, leverage their legacy databases and systems, and take advantage of Internet-based marketing opportunities. Driven by competition and governmental mandates, public and private sector customers similarly benefit by making greater use of the Internet to serve their constituencies more cost-effectively with greater returns. Increasingly, these businesses and institutions are demanding "one-stop-shop" solutions for Internet services due to the risk, difficulty and expense associated with managing and integrating the products and services of multiple vendors. Key advantages we offer our customers include:

     - wide breadth of flexible and scalable Internet solutions;

     - robust and reliable infrastructure;

     - advanced data management;

     - simplicity of implementation and lower risk;

     - superior customer support.

     Superior customer support is the cornerstone of our operational strategy. Making every customer a reference account is not just a goal, but one of the key components of our corporate culture and business model. We maintain a proactive support model using sophisticated monitoring techniques allowing us to minimize the need for reactive measures and ensure our customers the highest levels of reliability and availability of their services. Our 95% customer satisfaction rate in the second half of 1999 demonstrates our exceptional performance. In addition, our monthly revenue churn has averaged approximately .15% over the last three years. Revenue churn is the amount of revenue, stated as a percentage of total revenue for the period, generated by customers who terminated their service during the period.

     Our advanced network technology starts with a fully redundant, rigorously engineered national Tier 1 backbone. Our national network features network operation centers on both the Atlantic and the Pacific coasts of the U.S. We utilize one of the fastest and most reliable Internet backbones in the industry, ensuring high-speed, reliable data transmissions. We work collaboratively with industry leaders such as AT&T, Sprint, Bell Atlantic, Pacific Bell and MFS and have demonstrated a network availability rate of 99.97% since January of 1996.

     Complementing our network infrastructure, we have two state-of-the-art data centers, which provide the foundation necessary to flawlessly operate today's business-critical Internet applications. Our data centers feature redundant high-bandwidth connectivity to the Internet, fault-tolerant and self-healing local area networks, as well as advanced security and power generating systems. We operate on both the Atlantic and the Pacific coasts of the U.S., with a data center in Hayward, California and in Syracuse, New York. We offer near 100% availability through options like content mirroring and local or geographic load balancing. We intend to add new data centers in fiscal 2000. These new data centers would be interconnected, together with our existing data centers, by a full mesh of high-speed data lines to form what we call a virtual gigacenter.

     Our infrastructure-based services, combined with our expertise in creating, designing and implementing Web-based portals and applications, make us uniquely able to both recommend and implement total Internet business solutions. Specifically, we offer our customers:

     - a wide breadth of scalable solutions, which can be combined together or individually deployed to meet the challenges of effectively delivering digital applications and services;

     - Internet business solutions designed to meet long-term business goals and initial time-to-market demands;

     - greater reliability, lower downtime and maximum performance via state-of-the-art networks and robust, redundant data centers;

     - the ability to leverage existing databases and systems that contain as much as 80% of the information required on a Web-site; and

     - a customer care model built around the critical importance of the Internet in today's business and designed to deliver professional, effective total commitment to meeting the customer's needs.

     We are rapidly strengthening our sales and marketing efforts nationally to more aggressively pursue customers. Historically, we have generated our revenues using a small sales force and have expanded our customer base primarily through word of mouth. In 1999, we tripled our sales staff and now operate 13 sales offices in key cities throughout the east coast of the U.S. Already in 2000, we have expanded into northern California and began our Midwest presence with a new office opening in Detroit, Michigan. In addition, we have created a vertical sales effort focussed on the following markets:

     - higher education;

     - the federal government;

     - state and local governments;

     - healthcare; and

     - automotive.

     We have targeted a total of 20-30 metropolitan areas throughout the United States, areas with high concentrations of businesses, and intend to grow our direct and indirect sales force to more than 150 in the year 2000. We also intend to extend our vertical market focus to strategic segments where our services have competitive differentiation and the market opportunity is significant.

     We were incorporated in November 1995, and spun-off in October 1996 from NYSERNet.org, a not-for-profit corporation that was one of the founding institutions of the Internet, to pursue commercial opportunities that are Internet protocol, or IP, based. The sole member of NYSERNet.org is NYSERNet.net, Inc., one of our major stockholders. In August 1998, Broadwing, Inc. and Grumman Hill Investments III, LP, a private equity fund advised by Grumman Hill Group LLC, invested $12.9 million and $6.5 million, respectively, to acquire approximately 4.4 million and 2.2 million shares of our common stock, respectively. Of these 6.6 million shares, we issued 1.73 million new shares for net proceeds of approximately $5.0 million. The balance of these shares was sold by NYSERNet.net. Since April 30, 1999, our common stock has been publicly traded on the NASDAQ Stock Market. Our corporate headquarters is located at 1500 Broadway; Third Floor; New York, New York 10036, and our telephone number at that location is (212) 398-7070.

OUR MARKET OPPORTUNITY

     The industry projects that the global information technology professional services market will grow at a 16.7% compound annual growth rate (CAGR) while the global Internet professional services market is growing by a 58% CAGR. The Web-hosting market for small and medium sized businesses is projected to be $16 billion by 2003, according to a study by International Data Corp., or IDC. The Yankee Group projects that 86% of all medium sized businesses will be online by the year 2004.

     Expanded uses of the Internet and greater demands for existing Internet-based applications are driving an evolution and expansion in Internet services, as well as the networks over which they are delivered. Technology standards are making it easier and less expensive to provide global Internet access to businesses and individuals. IDC estimates that Internet users worldwide will increase from 69 million in 1997 to 320 million in 2002. It took radio over 38 years, the personal computer over 16 years and the television over 13 years to reach the forecasted market penetration of the Internet.

     Increasingly enterprises are finding that in order to remain competitive they must immediately create and deploy an Internet strategy. According to a recent Forrester Research study, a full two-thirds of the respondents cited a lack of internal resources as the impetus for their decision to outsource their Web-hosting requirements. We believe that in order for business to leverage the Internet effectively and in the time frames needed to establish competitive positioning, they must partner with firms who provide the expertise and the services necessary to meet those challenges. Additionally, these businesses and institutions are demanding "one-stop-shop" solutions for Internet services due to the risk, difficulty and expense associated with managing and integrating the products and services of multiple vendors.

     To take full advantage of the communication and commerce opportunities made available by the anticipated growth in the Internet, businesses and other organizations will require more than a basic Internet connection. They will need:

     - fast, robust and reliable connections to the Internet;

     - sophisticated Internet strategies which are designed to attract and retain users and customers, improve operating efficiencies and strengthen relationships with suppliers in order to increase revenue or decrease expenses;

     - design and deployment methodologies that are focussed on the time within which an initial presence can be established and the breadth of solutions that are available;

     - to operate these solutions in a secure 24x7, 365 day/year environment;
       and

     - to procure and manage the services and operations to integrate all these needs.

OUR STRATEGY

     Our objective is to be the leading provider of Internet business solutions to our target markets. To achieve this objective, we will continue to:

     - offer an extensive array of high-performance, reliable, and scalable Internet technology solutions either individually or as part of a complete package.

     - be on the forefront of new technologies and augment our solutions set to meet the needs of the most demanding global Internet applications.

     - rapidly expand our sales & marketing capabilities while increasing our focus on vertical and horizontal opportunities where we have a significant strategic competitive advantage.

     - enhance our national network and hosting infrastructure by adding locations and advanced routing capabilities; integrate content delivery technologies into our existing infrastructure and offerings.

     - acquire complementary assets, technologies or businesses which hasten the attainment of our vision.

     Since our initial public offering, we invested in Planning Technologies, Inc. in 1999 and acquired CRL in January 2000. These measures are intended to allow us to increase our geographic market presence and enhance the available solutions to our customers. We intend to continue acquiring or making investments in complimentary companies in order to expand and enhance both our geographic market presence and the diversity of our Business solutions. However in 1999 we did not complete any acquisitions. Our investment in Planning Technologies Inc. was accounted for as an investment and we did not report any revenue from this transaction.

SIGNIFICANT CUSTOMERS

     We currently derive a substantial portion of our total revenue from contracts with two customers -- NYSERNet.org and the New York State Department of Labor. Under an agreement with NYSERNet we provide services to approximately 140 different customers affiliated with NYSERNet. Each of these customers makes individual buying decisions resulting in separate agreements. Our contract with the New York State Department of Labor is for the development and maintenance of the America's Job Bank Web site. Although this contract is initiated by the New York State Department of Labor, the contract includes separate maintenance of America's Job Bank Web sites for 47 different states and territories. Each of these states and territories make individual buying decisions. For the years ended December 31, 1999, 1998 and 1997, revenue from NYSERNet.org, Inc. represented approximately 27%, 37%, and 47% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 1999, 1998 and 1997 represented 39%, 28% and 16% of our total revenue, respectively.

RECENT DEVELOPMENTS

     On January 5, 2000, we acquired CRL Network Services, Inc. (CRL) and renamed the surviving entity AppliedTheory California Corporation. AppliedTheory California is now a wholly owned subsidiary of us. In connection with this transaction, we acquired all the outstanding capital stock of CRL in exchange for up to approximately 2,022,287 shares of our common stock and up to approximately $9.9 million in cash.

     From its base of operations in San Francisco, AppliedTheory California will extend our business and operations in the western United States. In concert with our new data center in Hayward, California, AppliedTheory California will provide advanced Web-hosting services, e-business solutions consulting high speed Internet access and data networking solutions. AppliedTheory California owns and operates a national Tier 1 network backbone, providing services including connectivity, data marketing, hosting, high-bandwidth Intranet and Internet connectivity services, e-mail services and domain name registration services.

LEGAL PROCEEDINGS

     The Company is involved in various legal proceeding that have arisen through the normal course of business. Coincident with the acquisition of CRL, most legal proceedings relating to CRL were assigned to James G. Couch, formerly the majority stockholder, president and chief executive officer of CRL, and we have been indemnified against any adverse results of these proceedings. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 5, 1999, we completed our IPO of 5,175,000 shares of our common stock. The offering was made pursuant to a registration statement on Form S-1 (File No. 333-72133) which registered up to 5,175,000 shares of our common stock and was declared effective on April 29, 1999. The offering commenced on April 30, 1999 and all 5,175,000 shares registered in our offering were sold at an initial public offering price of $16.00 per share. The managing underwriters were Bear, Stearns & Co. Inc., CIBC World Markets Corp., Lehman Brothers Inc. and Wit Capital Corporation. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount. Approximately $1.8 million was applied to expenses incurred for our offering. As a result, net proceeds from the offering approximated $75.2 million. Except as discussed herein with respect to our repayment of a revolving line of credit and redemption of our preferred stock to NYSERNet.net, none of the net proceeds of our offering were paid by us, directly or indirectly, to any of our directors, officers or any of their associates, or to any person or entity owning 10 percent or more of our equity securities or the equity securities of any of our affiliates.

     On May 5, 1999, we paid approximately $3.8 million to repay outstanding borrowings under our revolving line of credit with NYSERNet.net, including accrued interest. We also paid approximately $2.0 million to redeem our outstanding preferred stock, including accrued dividends, all of which was held by

NYSERNet.net. As of March 24, 2000, NYSERNet.net owns approximately 20.0% of our common stock and has one representative on our board of directors.

     On June 22, 1999, the Company purchased convertible preferred stock of Planning Technologies, Inc. for $5.0 million. For additional information about this investment, please see our current report on Form 8-K (File No. 000-25749), filed with the Securities and Exchange Commission, or the SEC, on July 7, 1999.

     On January 5, 2000, the Company acquired CRL Network Services, Inc. for up to approximately $9.9 million in cash and up to approximately 2,022,287 shares of AppliedTheory Common Stock. For additional information about this investment, please see our current report on Form 8-K (File No. 000-25749), filed with the SEC on January 20, 2000.

     We used $9 million to date in operations and intend to use the remaining $38 million of the net proceeds from the offering for general corporate purposes and working capital requirements, including the following:

     - to expand our sales and marketing efforts in 20-30 metropolitan areas;

     - to continue to increase the size of our sales force;

     - to expand our customer support services;

     - for working capital requirements and other general corporate purposes;
       and

     - for possible acquisitions.

     No portion of the proceeds has been allocated for any of the specific purposes referred to above. We have discretionary authority over the use of the net proceeds from our offering. In addition, we intend to use a portion of the net proceeds from our offering to build new data centers and add additional data center capacity. Pending the above uses, we have invested the proceeds of our offering in short-term, interest bearing investment grade securities.

     During the year ended December 31, 1999, proceeds of approximately $627,000 were generated from the exercise of options for 1,115,818 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. During the year ended December 31, 1999, proceeds of approximately $304,000 were generated from issuances under our Employee Stock Purchase Plan of 28,208 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. The shares were issued under our 1996 Option Plan and Employee Stock Purchase Plan were registered through our registration statement on Form S-8 (File No. 333-83177), which we filed with the SEC on July 19, 1999.

EMPLOYEES

     As of December 31, 1999, we had approximately 412 full-time employees located primarily in the United States, including approximately 210 in data communications and operational positions, 123 in sales and marketing, and 79 in general and administrative positions. We believe that our relations with our employees are good. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we have never experienced a work stoppage.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers and directors of AppliedTheory:

NAME                                   AGE                        TITLE
----                                   ---                        -----
Richard Mandelbaum...................  53     Chairman of the Board, Director and Chief
                                              Executive Officer
Lawrence B. Helft....................  54     President and Chief Operating Officer
James D. Luckett.....................  46     Senior Vice President
Denis J. Martin......................  41     Senior Vice President and Chief Software
                                              Engineer
David A. Buckel......................  38     Senior Vice President and Chief Financial
                                              Officer
Dominic DeAngelo.....................  56     Director
Shelley A. Harrison..................  57     Director
James T. Kelsey......................  48     Director
George Sadowsky......................  63     Director

     Additional information regarding our executive officers is incorporated by reference to "Executive Officers" in our proxy statement to be used in connection with our 2000 annual meeting of stockholders and to be filed with the SEC on or prior to April 28, 2000.

AVAILABLE INFORMATION

     We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements and other information with the SEC. You may read and copy all or any portion of the reports we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the registration statement, are also available to you on the SEC's Web site (http://www.sec.gov). Other information about the Company may be obtained from AppliedTheory's Web site at http://www.appliedtheory.com.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO INCREASE IN THE FORESEEABLE FUTURE.

     We have incurred significant net losses and negative cash flows from operations in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At December 31, 1999 and 1998, we had an accumulated deficit of approximately $29.8 million and $15.7 million, respectively. We incurred net losses of $14.1 million, $7.1 million and $6.1 million in the three years ended December 31, 1999, 1998 and 1997, respectively. In connection with our expansion plans, we anticipate making significant investments in sales and marketing, new distributed data centers, customer support and personnel. As a result of our expansion plans, we expect our net losses and negative cash flows from operations on a quarterly and annual basis to increase in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our regional and nationwide expansion strategy. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

TO DATE, MOST OF OUR REVENUES HAVE BEEN DERIVED FROM CUSTOMERS LOCATED IN NEW YORK STATE AND WE MAY NOT SUCCESSFULLY EXECUTE OUR NATIONWIDE GROWTH STRATEGY.

     To date, most of our revenues have been derived from customers located in New York State. Our business strategy is to become a leading national provider of advanced Internet technology solutions to mid-sized businesses, mid-sized departments of larger businesses, and specifically targeted vertical markets. The risks we may encounter in executing our nationwide growth strategy include the possibility that:

     - our solutions are not accepted beyond our current market;

     - there are significant delays in the completion of any new data centers or any existing data centers;

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

     - increased competition in our markets;

     - economic conditions including those in the Internet access industry;

     - potential unfavorable legislative and regulatory developments;

     - growth of Internet use and establishment of Internet operations by mainstream enterprises; and

     - changes in our pricing policies and our competitors' pricing policies.

A RELATIVELY LARGE PORTION OF OUR EXPENSES ARE FIXED IN THE SHORT-TERM. AS A RESULT, OUR RESULTS OF OPERATIONS WILL BE PARTICULARLY SENSITIVE TO FLUCTUATIONS IN REVENUE.

     A relatively large portion of our expenses are fixed in the short-term, particularly in respect of data and telecommunications costs, depreciation, real estate occupancy costs, interest expense and personnel. Because we will be required to incur these fixed expenses, irrespective of our revenue, our future results of operations are particularly sensitive to fluctuations in revenue.

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

OUR SUCCESS DEPENDS IN LARGE PART ON THE CONTINUED GROWTH OF THE INTERNET
MARKET.

     Our business will be hurt if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

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

     Our current and prospective competitors, both in New York State and nationally, generally may be divided into the following three groups:

     - Internet access, VPNs and security providers including GTE
       Internetworking, Verio Inc., Qwest Communications International Inc., Sprint Corporation, AT&T Corp., UUNET Technologies, Inc., Concentric Network Corp., Cable & Wireless plc, MCI WorldCom, Inc. and other national and regional providers;

     - Web and application hosting companies including Digex, Inc., Frontier Global Center, GTE Internetworking, Globix Corporation, PSINet Inc., Exodus Communications, Inc. and other companies; and

     - e-Business solution companies including Razorfish Inc., IBM Global Services, Andersen Consulting, US Internetworking Inc., Scient Corp., Cambridge Technology Partners, Inc., Whittman-Hart Inc., Oracle Corporation, the Big 5 accounting firms, EDS Corporation and other companies.

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

     We currently derive a substantial portion of our total revenue from contracts with two customers -- NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these customers could significantly hurt our business. For the years ended December 31, 1999, 1998 and 1997, revenue from NYSERNet.org, Inc. represented approximately 27%, 37%, and 47% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 1999, 1998 and 1997 represented 39%, 28%, and 16% of our total revenue, respectively.

     We have an agreement with NYSERNet to provide NYSERNet and its customers with services. Under this long term agreement we provide services to approximately 140 different customers affiliated with NYSERNet. Each of these customers makes individual buying decisions resulting in separate agreements. As the initial agreements with NYSERNet's customers expire some customers began contracting directly with us. The initial master agreement has an original term of three years, ending October 1, 2001, and is automatically renewable for successive one-year terms. In March 2000 we extended and expanded these services through an agreement with NYSERNet to upgrade and maintain a minimum of 10 full OC-3 network backbone connections for NYSERNet and its customers. This agreement extends until October 2005 and it is estimated that we will receive approximately $40 million for our services over the term of the agreement. While these agreements only allow termination by either party under special circumstances, it is still possible that NYSERNet could terminate the agreement or cease working with us.

     On June 14, 1999, we concluded a contract with NYSERNet to enhance, operate and maintain NYSERNet2000, NYSERNet's next generation Internet backbone network. We completed construction of the network in April 1999. Under the terms of the contract, which extends until 2002, we will enhance and maintain the first OC-12 research network backbone in New York State. We expect to receive approximately $5.2 million for our services over the term of the contract.

     Our contract with the New York State Department of Labor is for the development and maintenance of the America's Job Bank Web site. Although this contract is initiated by the New York State Department of Labor, the contract includes separate maintenance of America's Job Bank Web sites for 47 different states and territories. Each of these states and territories make individual buying decisions and may terminate their affiliation with America's Job Bank annually. The America's Job Bank agreement is subject to cancellation upon 15 days notice by the New York State Department of Labor.

     We cannot assure you that revenue from these two customers, or from other customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. In addition, we may not succeed in diversifying our customer base in future periods.

OUR BUSINESS MODEL ASSUMES THAT WE WILL USE THE GEMINI2000 NETWORK FOR THE DELIVERY OF SOME OF OUR SERVICES. IF PROBLEMS OCCUR AS A RESULT OF THE CHANGE OF OWNERSHIP OF BROADWING INTERNET SERVICES, INC. AND THE GEMINI2000 NETWORK, OUR BUSINESS COULD SUFFER.

     Our business model assumes we will use the Gemini2000 Network for delivery of some of our services. Any failure by Broadwing to maintain the Gemini2000 Network could hurt our business.

OUR BUSINESS AND EXPANSION MODELS ASSUME THAT WE WILL BE ABLE TO EASILY SCALE THE NETWORK INFRASTRUCTURE WE USE TO ACCOMMODATE INCREASING NUMBERS OF CUSTOMERS AND INCREASED TRAFFIC. HOWEVER, THE SCALABILITY OF THE GEMINI2000 NETWORK IS UNPROVEN.

     The ability of the Gemini2000 Network to connect and manage a large number of customers or a large quantity of traffic at high transmission speeds is unproven. This network's ability to be scaled up to meet our expected customer usage levels while maintaining superior performance is also unproven. As the number of our customers grows or as network usage increases, we may need to make additional investments to expand and adapt our network infrastructure and maintain adequate data transmission speeds. Any future expansion and adaptation of our telecommunications and hosting facility infrastructure could require substantial financial, operational, technical and management resources. Furthermore, additional network capacity may not be available from Broadwing or other third-party suppliers as we need it. As a result, our network may not be able to achieve or maintain a sufficiently high capacity for data transmission. Any failure on our part to achieve or maintain high data transmission capacity could significantly reduce customer demand for our services and hurt our business. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities.

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

     At this time, we do not have a formal disaster recovery plan. Although we have attempted to build redundancy into our network and hosting facilities by establishing a fully redundant, rigorously engineered national Tier 1 backbone connected to three different data centers, our network is currently subject to various single points of failure. For example, a problem with one of our routers or switches could cause an interruption in the services we provide to some of our customers. Any interruptions in service could:

     - cause end users to seek damages for losses incurred;

     - require us to spend more money and dedicate more resources to replacing existing equipment, expanding facilities or adding redundant facilities;

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

     Our use of the infrastructure of other communications carriers presents risks. Our success partly depends upon the capacity, scalability, reliability and security of the network infrastructure provided to us by telecommunications network suppliers, including AT&T Corp., Sprint Corporation, Bell Atlantic Corp., Pacific Bell and Broadwing. Our nationwide expansion plans require rapid expansion of network capacity, which we expect will be satisfied through our internal network and use of the Gemini2000 Network. Without this expanded capacity, our ability to execute our business strategy could be hurt. In addition, future expansion and adaptation of our network infrastructure may require substantial financial, operational and management resources. We may not be able to expand or adapt our network infrastructure on a timely basis and at a commercially reasonable cost to meet additional demand, changing customer requirements or evolving industry standards. In addition, if demand for usage of our network were to increase faster than projected or were to exceed our current forecasts, the network could experience capacity constraints which would hurt its performance.

     The current consolidation of network providers similar to the proposed merger of MCI WorldCom and Sprint could adversely affect our peering and transit arrangements with Sprint and UUNet if peering criteria becomes more restrictive or cost prohibitive. We also depend on our telecommunications suppliers to provide uninterrupted and error-free service through their telecommunications networks. If these suppliers greatly increased the prices for their services or if the telecommunications capacity available to us was insufficient for our business purposes, and we were unable to use alternative networks or pass along any increased costs to our customers, our business could suffer.

OUR NETWORK AND SOFTWARE ARE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR BEING LIABLE FOR DAMAGES AND HARM OUR REPUTATION.

     Despite the implementation of network security measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. This could result in our being liable for damages, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers.

     We rely upon encryption and authentication technology purchased from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Although we intend to continue to implement industry-standard security measures, in the past some of these standards have occasionally been circumvented by third parties. Therefore, we cannot assure you that the measures we implement will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers, which could hurt our business.

OUR BRAND IS NOT AS WELL KNOWN AS SOME OF OUR COMPETITORS, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR BUSINESS.

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

     Contracts with various government agencies accounted for approximately 53% of our revenues in year ended December 31, 1999. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH ACQUISITIONS, INCLUDING INTEGRATION RISKS AND RISKS ASSOCIATED WITH METHODS OF FINANCING AND THE IMPACT OF ACCOUNTING TREATMENT. ALSO, COMPLETED ACQUISITIONS MAY NOT ENHANCE OUR BUSINESS.

     A component of our strategy is to acquire network assets, Internet-related technologies, e-Business companies and other businesses complementary to our operations. In the 14 months ending February 29, 2000 we have acquired or invested in several companies. In the future, we intend to acquire additional Internet companies that complement our existing business model and growth strategies. However, we expect that competition for appropriate acquisition candidates may be significant. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

     - the difficulty of assimilating the operations and personnel of acquired companies;

     - the potential disruption of our business;

     - our management's inability to maximize our financial and strategic position through the incorporation of an acquired technology or business into our service offerings;

     - the difficulty of maintaining uniform standards, controls, procedures and policies;

     - the potential loss of key employees from acquired businesses, and the impairment of relationships with the employees and customers of an acquired business as a result of changes in management; and

     - the inaccuracy of financial data of acquired companies.

     We cannot assure you that any completed acquisition will enhance our business. If we proceed with one or more acquisitions in which the consideration consists of cash, a significant portion of our available cash, including proceeds of our initial public offering, could be used to consummate the acquisitions. If we were to consummate one or more acquisitions in which the consideration consisted of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. The purchase price of future acquisitions will most likely be significantly greater than the fair value of the acquired net assets. Acquisitions required to be accounted for under the purchase method could result in significant goodwill and/or amortization charges for acquired technology.

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

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR DISTRIBUTING OR PUBLISHING CONTENT OVER THE INTERNET, WHICH COULD BE COSTLY FOR US TO DEFEND.

     It is possible that claims will be made against online service companies and Internet access providers in connection with the nature and content of the materials disseminated through their networks. Several private lawsuits are pending which seek to impose liability upon online services companies and Internet access providers as a result of the nature and content of materials disseminated over the Internet. If any of these actions succeed, we might be required to respond by investing substantial resources in connection with this increased liability or by discontinuing some of our service or product offerings. Also, any increased attention focused upon liability issues relating to the Internet could also have a negative impact on the growth of Internet use. Although we carry general liability insurance, it may not be adequate to compensate us or it may not cover us in the event we become liable for information carried on or disseminated through our networks. Any costs not covered by insurance that we incur as a result of liability or asserted liability for information carried on or disseminated through our networks could hurt our business.

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

     We completed a Year 2000 readiness review that included assessment, implementation, testing and contingency planning. After evaluating our internally developed software, we believe that this software is Year 2000 compliant. However, we utilize software and hardware developed by third parties both for our network and for our internal information systems.

     We did not experience any significant Year 2000 related problems during the Year 2000 rollover or in the following months. However, we will continue monitoring and testing our internal information technology systems throughout 2000 to identify potential problems. We may experience material unanticipated problems and costs caused by undetected errors or defects in our systems.

     In addition, Year 2000 issues may also impact other entities with which we do business, including those responsible for maintaining telephone and Internet communications. We also did not experience any significant problems with these entities during the Year 2000 rollover and thereafter. However, if these entities experience future Year 2000 problems and fail to take preventative or corrective actions in a timely manner, the Year 2000 issue could hurt our business in ways which are not now quantifiable.

     We do not have any information regarding the Year 2000 status of our customers, most of whom are private companies. We also did not experience any significant problems with our customers during the Year 2000 rollover and thereafter. If our customers experience future Year 2000 problems which result in business interruptions or otherwise impact their operations, we could experience a decrease in the demand for our services, which could hurt our business.

WE MAY NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN DILUTION OF YOUR SHAREHOLDINGS OR AN INCREASE IN OUR INTEREST EXPENSE. IF THESE FUNDS ARE NOT AVAILABLE, OUR BUSINESS COULD BE HURT.

     We have and intend to use the remaining proceeds from our initial public offering on April 30, 1999 to fund the expansion of our sales and marketing efforts, build our new data centers, expand our customer support services and for working capital, making investments or acquisitions and general corporate purposes. Our business plan includes aggressive expansion through acquisitions funded mostly with stock but requiring some cash expenses and consideration. While we believe that the proceeds from this offering will be sufficient for these purposes, we may need to raise additional funds through public or private debt or equity financing in order to:

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

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 66% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

     Broadwing, NYSERNet.net, Inc. and Grumman Hill control approximately 24.0%, 20.0% and 12.0%, respectively, of our outstanding common stock at March 24, 2000. In addition, our executive officers and directors may be deemed to beneficially own in the aggregate approximately 66% of our outstanding common stock, including shares of our common stock owned by Broadwing, NYSERNet.net and Grumman Hill that may be deemed to be owned by some of our officers and directors as a result of their relationships with these entities. Accordingly, Broadwing, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. Broadwing, Grumman Hill and NYSERNet.net each have one representative on our board of directors. In addition, two of our directors and/or executive officers are also directors of NYSERNet.net and NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with NYSERNet.net. Two of our executive officers are executive officers of NYSERNet.net and/or NYSERNet.org. Grumman Hill has a significant equity interest in Broadwing. NYSERNet.net, NYSERNet.org, Broadwing, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

WE ARE DEPENDENT ON KEY PERSONNEL AND OPERATE IN AN INDUSTRY WHERE IT IS DIFFICULT TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

     We expect that we will need to hire additional personnel in all areas of our business. The competition for personnel throughout our industry is intense. At times, we have experienced difficulty in attracting qualified new personnel. If we do not succeed in attracting new, qualified personnel or retaining and motivating our current personnel, our business could suffer. We are also dependent on the continued services of our key personnel, including our senior management. We have entered into employment agreements with Richard Mandelbaum, Lawrence B. Helft, Denis J. Martin, and David A. Buckel. We have also secured key man insurance policies on the lives of Messrs. Mandelbaum and Martin.

OUR STOCK PRICE MAY BE VOLATILE.

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

     - changes in analysts' recommendations or projections; and

     - changes in general economic and market conditions.

     In addition, the U.S. equity markets in general have periodically had significant price corrections, trading volume fluctuations and prolonged periods of decline. These events would particularly impact the stock prices for Internet-related, technology and telecommunications companies. Specifically, these events may adversely affect the future market price of our common stock in a significant manner. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company in question. If we become subject to securities litigation, we could incur substantial costs and experience a diversion of management's attention and resources.

     Also, a substantial number of shares of common stock issuable upon exercise of outstanding stock options are available for resale in the public market as a result of our registering a registration statement on Form S-8 with the SEC on July 19, 1999 (File No. 333-83177) in order to register the shares issued and issuable upon the exercise of options granted under our 1996 Incentive Stock Option Plan, or granted and to be granted under our 1999 Stock Option Plan and our 1999 Employee Stock Purchase Plan.

OUR STOCK PRICE MAY BE AFFECTED BY THE AVAILABILITY OF SHARES FOR FUTURE SALE. THE FUTURE SALE OF A LARGE AMOUNT OF OUR STOCK, OR THE PERCEPTION THAT THESE SALES COULD OCCUR, COULD NEGATIVELY AFFECT OUR STOCK PRICE.

     The market price of our common stock could drop as a result of future sales of a large number of shares of for common stock in the market after our initial public offering.

     As a result of our re-offer prospectus filed on Form S-8 with the SEC on July 19, 1999, approximately 19.2% of the shares of our outstanding common stock no longer qualify as "restricted securities" under Rule 144 of the Securities Act and, under the Securities Act, these shares may be freely re-offered and re-sold. However, stockholders who sell shares of our common stock under this re-offer prospectus must comply with the volume of sale limitations imposed under Rule 144(e) of the Securities Act.

     As of March 24, 2000 56.7% of the shares of our common stock continue to be restricted securities. The holders of these restricted securities have registration rights with respected to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares become freely tradable in the future.

     Therefore, through the re-offer prospectus, as a result of registration rights and under Rule 144, a large number of shares of our common stock may become freely tradable and affect the market for our stock.

GLOSSARY

     Set forth below are definitions of some of the technical terms used in this annual report on Form 10-K.

Backbone A centralized high-speed network that interconnects smaller, independent networks.

Bandwidth                    The number of bits of information which can move
                             over a communications medium in a given amount of time; the capacity of a telecommunications circuit/network to carry voice, data and video information. Typically measured in Kbps and Mbps.
                             Bandwidth from public networks is typically available to business and residential end-users in increments from 56 Kbps to T-3.

Data center                  A collection of Web servers, routers and
                             infrastructure used to perform Web hosting services.

DSL A term referring to a variety of new digital subscriber line technologies. Some of these varieties are asymmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 kilobits (or "SDSL") to 1.5-8 Mbps (or "ADSL").

e-business                   Business conducted using any aspect of the Internet
                             including consumer to business and business to business.

Electronic mail or e-mail    An application that allows a user to send or
                             receive text messages to or from any other user with an Internet address, commonly termed an e-mail address.

56 Kbps Equivalent to a single high-speed telephone service line; capable of transmitting one voice call or 56 Kbps of data. Currently in widespread use by medium and large businesses primarily for entry level high-speed data and very low-speed video applications.

Host                         A computer with direct access to the Internet.

HTML Hypertext Markup Language used to produce Web pages. It is a method of presenting information where selected words can be "expanded" to provide other information about the word.

Internet An open global network of interconnected commercial, educational and governmental computer networks which utilize TCP/IP, a common communications protocol.

Intranet A TCP/IP based network or Web site that is securely isolated from the Internet and serves the internal needs of a company or institution.

IP                           Internet protocol.

ISDN Integrated services digital network. A network that provides digital voice and data services through a single medium.

Kbps Kilobits per second. A measure of digital information transmission rates. One kilobit equals 1,000 bits of digital information. Normally, 10 bits are used for each alphanumeric character.

Linux An operating system designed to provide personal computer users a free operating system similar to UNIX.

Local area network or LAN    A data communications network designed to
                             interconnect personal computers, workstations, minicomputers, file servers and other communications and computing devices within a localized environment.

MBPS Megabits per second. A measure of digital information transmission rates. One megabit equals 1,000 kilobits.

Modem A device for transmitting information over an analog communications channel such as a traditional telephone circuit.

Network A collection of distributed computers which share data and information through inter-connected lines of communication.

NOC                          Network operation center.

NT An operating system developed by Microsoft Corporation to take advantage of enhanced features from Windows 95.

OC-3 OC-3 SONET high capacity optical telecommunications line capable of transmitting data at 155.52 Mbps.

OC-12                        OC-12 SONET high capacity optical
                             telecommunications line capable of transmitting data at 622.08 Mbps.

On-line services             Commercial information services that offer a
                             computer user access through a modem to a specified slate of information, entertainment and communications menus. These services are generally closed systems, although many are now offering full
                             Internet access.

Peering The commercial practice under which nationwide Internet service providers exchange each other's traffic, in most cases, without the payment of settlement charges.

POPs Points-of-presence. An interlinked group of modems, routers and other computer equipment, located in a particular city or metropolitan area, that allows a nearby subscriber to access the Internet through a local telephone call or using a short-distance permanent data circuit.

Protocol A formal description of message formats and the rules two or more machines must follow in order to communicate.

Router A device that receives and transmits data packets between segments in a network or different networks.

Route Mile                   One mile of the actual geographic length of the
                             high capacity telecommunications fiber route.

Server Software that allows a computer to offer a service to another computer. Other computers contact the server program by means of matching client software. The term also refers to the computer on which server software runs.

SONET                        Synchronous optical network.

Tier 1 A national high-speed network capable of providing high speed, reliable data transmission.

Tier 2 or 3                  A regional or local network capable of providing
                             moderate to low speed data transmission.

TCP/IP Transmission control protocol/Internet protocol. A compilation of network and transport-level protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

T-3 or DS-3                  A data communications line capable of transmitting
                             data at 45 Mbps.

UNIX A computer operating system for workstations and personal computers and noted for its portability and communications functionality.

Virtual gigacenter           A collection of distributed data centers that offer
                             the user the operating characteristics of a single high-speed data center located in a single physical location.

Web or World Wide Web        A network of computer servers that uses a special
                             communications protocol to link different servers throughout the Internet and permits communication of graphics, video and sound.

Web hosting                  The process of hosting Web sites and providing
                             access to customers.

Web server                   The computer system that runs Web software, used to
                             create custom Web sites, Web pages, and home pages.

Web sites or Web pages       A site located on the Web, written in the HTML or
                             SGML language.

ITEM 2.  PROPERTIES.

     Our primary operations and administrative workforce is based in Syracuse, New York occupying 44,000 square feet of office space in downtown Syracuse under a lease expiring in December 2007. Our largest data center and an engineering facility occupy 21,250 square feet and 7,700 square feet, respectively, located in an office park in Liverpool, New York, a suburb of Syracuse. These leases expire in November 2008 and May 2009, respectively. Our data center for the Pacific Coast of the U.S. is located in 15,400 square feet in an office park in Hayward, California under a lease expiring in September 2009. The Company's executive offices and marketing and sales personnel are located in 17,300 square feet in an office building in New York, New York under a lease expiring in July 2009. Another data center is located in 5,250 square feet in a different office building in New York City under a lease expiring in September 2006. We are currently in the process of relocating this data center to another facility. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Expense.

     Our network operations center is located in 6,500 square feet of office space in Columbia, Maryland under a lease expiring in September 2006. We also lease various office space and rack space to provide POPs and sales offices in metropolitan cities across the United States.

     We believe that these facilities are adequate for our current needs and that additional space required resulting from our expansion shall be available at appropriate commercial rates.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is periodically involved in certain disputes, claims and threatened with or named as a defendant in lawsuits. Some of these disputes, lawsuits and threatened litigation include claims asserting alleged breach of agreements and some of them relate to unresolved issues of law arising out of or relating to the developing nature of the Internet and on-line services industries. See, for example, "Risk Factors -- Legal liability for distributing or publishing content over the Internet" in Item 1 of this Form 10-K.

     On January 5, 2000, AppliedTheory California Corporation, a Delaware corporation that is a successor to CRL Network Services, Inc., became a wholly owned subsidiary of the Company as a result of the closing of the Company's acquisition of CRL Network Services, Inc. AppliedTheory California is a party to an action filed in the Superior Court of California by Zero.net, Inc. against CRL Network Services, Inc., James G. Couch, a major stockholder in CRL, and other parties. In this suit Zero.net seeks damages in excess of $5 million for fraud and breach of fiduciary duty allegedly committed by the defendants in connection with the purchase by Zero.net of CRL common stock from James G. Couch, a holder of 7% of the voting stock of AppliedTheory. As a result of our acquisition of CRL, all CRL common stock has converted into the right to receive shares of our common stock. All liabilities for claims of CRL have been assigned to Mr. Couch in connection with the Agreement and Plan of Merger, dated January 5, 2000, by and among James G. Couch, CRL, us and certain other parties and pursuant to which we acquired CRL.

     We are not involved in any other legal proceedings which we believe would, if adversely determined, have a material adverse effect upon our business, financial condition or results of operations. There can be no assurance whether these matters will be determined in a manner which is favorable to us or, if adversely determined, whether such determination would have a material adverse effect upon our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is traded on The NASDAQ Stock Market under the symbol "ATHY". The following table sets forth, for the periods indicated, the high and low sales prices on The NASDAQ Stock Market for our common stock as reported during each of the quarterly periods following our initial public offering of common stock on April 30, 1999. The prices do not include retail mark ups, mark downs or commissions.

FISCAL YEAR 1999                                            HIGH        LOW
----------------                                           -------    -------
First Quarter............................................      N/A        N/A
Second Quarter...........................................  $20.500    $10.938
Third Quarter............................................   18.343     11.812
Fourth Quarter...........................................   27.750     10.875

     The last reported sale price of our common stock on The NASDAQ Stock Market on March 24, 2000 was $26.25 per share. There were approximately 77 holders of record of our common stock as of March 24, 2000. This excludes approximately 5,721 individual stockholders whose holdings are registered to brokerage firms, financial institutions and similar entities at June 1, 1999.

COMMON STOCK DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this annual report Form 10-K.

RECENT SALES OF UNRESTRICTED SECURITIES

     On January 5, 2000, we issued 2,022,287 shares of our common stock to purchase all the outstanding common stock of CRL Network Services, Inc. In connection with that acquisition we also delivered up to approximately $9.9 million in cash, for total consideration (including our common stock) of up to approximately $48.7 million.

     These securities were issued to James G. Couch, Zero.net, Inc. and other holders of CRL stock in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving any public offering. Appropriate legends regarding restrictions on the resale of the securities delivered were affixed to the certificates representing these securities. For additional information about this transaction, please see our report on Form 8-K/A (File No. 000-25749) filed with the SEC on March 20, 2000.

USE OF PROCEEDS

     On May 5, 1999, we completed our initial public offering, or IPO, of 5,175,000 shares of our common stock. The offering was made pursuant to a registration statement on Form S-1 (File No. 333-72133) which registered up to 5,175,000 shares of our common stock and was declared effective on April 29, 1999. The offering commenced on April 30, 1999 and all 5,175,000 shares registered in our offering were sold at an initial public offering price of $16.00 per share. The managing underwriters were Bear, Stearns & Co. Inc., CIBC World Markets Corp., Lehman Brothers Inc. and Wit Capital Corporation. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount. As of December 31, 1999, approximately $1.8 million was applied to expenses incurred for our offering. As a result, net proceeds from the offering are approximately $75.2 million. Except as discussed herein with respect to our repayment of a revolving line of credit and redemption of our preferred stock to NYSERNet.net, none of the net proceeds of our offering were paid by us, directly or indirectly, to any of our directors, officers or any of their associates, or to any person or entity owning 10 percent or more of our equity securities or the equity securities of any of our affiliates.

     On May 5, 1999, we paid approximately $3.8 million to repay outstanding borrowings under our revolving line of credit with NYSERNet.net, including accrued interest. We also paid approximately $2.0 million to redeem our outstanding preferred stock, including accrued dividends, all of which was held by NYSERNet.net. NYSERNet.net owns approximately 20.0% of our common stock and has one representative on our board of directors.

     On June 22, 1999, the Company purchased 10% of the ownership interests of Planning Technologies, Inc., or PTI, for $5.0 million, by purchasing approximately 2,976,190 shares of convertible preferred stock of PTI. For additional information about this investment, please see our current report on Form 8-K (File No. 000-25749), filed with the SEC on July 7, 1999.

     On January 5, 2000, the Company acquired CRL Network Services, Inc. for up to approximately $9.9 million in cash and up to approximately 2,022,287 shares of our common stock. For additional information about this acquisition, please see our current report on Form 8-K (File No. 000-25749), filed with the SEC on January 20, 2000.

     We intend to use the remaining $38.0 million of the net proceeds from the offering for general corporate purposes and working capital requirements, including the following:

     - to expand our sales and marketing efforts in 20-30 metropolitan areas;

     - to continue to increase the size of our sales force;

     - to build additional data centers;

     - to expand our customer support services;

     - for working capital requirements and other general corporate purposes;

     - for possible acquisitions.

     No portion of the proceeds has been allocated for any specific purpose referred to above. We have discretionary authority over the use of net proceeds from the offering. In addition, we intend to use a portion of the net proceeds from this offering to build new data centers and add additional data center capacity.

     Pending the above uses, we have invested the proceeds of the offering in short-term, interest bearing investment grade securities.

     During the year ended December 31, 1999, proceeds of approximately $627,000 were generated from the exercise of options for 1,115,818 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. During the year ended December 31, 1999, proceeds of approximately $304,000 were generated from issuances under our Employee Stock Purchase Plan of 28,208 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. The shares issued pursuant to our 1996 Option Plan and our Employee Stock Purchase Plan were registered through our registration statement on Form S-8 (File No. 333-83177), which we filed with the SEC on July 19, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical financial statements of AppliedTheory and the related notes included elsewhere in this Form 10-K.

     The selected financial data as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999 have been derived from audited financial statements included elsewhere in this Form 10-K. The selected financial data as of December 31, 1995, September 30, 1996 and December 31, 1996 and 1997, and as of and for the year ended December 31, 1995, the nine months ended September 30, 1996, the three months ended December 31, 1996 are derived from audited financial statements which are not included in this Form 10-K. Our audited financial statements and those of our predecessor have been audited by Grant Thornton LLP, independent certified public accountants.

     Our operating activities prior to October 1, 1996 were conducted as a nonincorporated "division" of NYSERNet.org and are considered to constitute a predecessor business. The financial data presented as of and for the year ended December 31, 1995 and as of and for the nine months ended September 30, 1996, reflect these activities on a "carved-out" basis from the historical financial statements of NYSERNet.org.

                                              PREDECESSOR                                APPLIEDTHEORY
                                     -----------------------------   ------------------------------------------------------
                                                     NINE MONTHS     THREE MONTHS
                                      YEAR ENDED        ENDED            ENDED
                                     DECEMBER 31,   SEPTEMBER 30,    DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                     ------------   --------------   -------------   --------------------------------------
                                         1995            1996            1996           1997         1998          1999
                                     ------------   --------------   -------------   ----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Internet connectivity revenues...    $ 4,607         $ 5,691        $    2,508     $   12,249   $    15,077   $    19,573
  Internet integration and
    enterprise portal development
    revenues.......................         13             244               268          1,915         5,940        14,871
  Web hosting revenues.............        322             291               300          1,008         1,546         3,201
                                       -------         -------        ----------     ----------   -----------   -----------
Total net revenues.................      4,942           6,226             3,076         15,172        22,563        37,645
                                       -------         -------        ----------     ----------   -----------   -----------
  Cost of revenues.................      5,163           5,742             2,331         10,796        13,316        24,988
  Sales and marketing..............        466           1,298               792          3,706         6,400        14,124
  General and administrative.......      1,185           2,819             1,591          4,283         6,349        10,180
  Research and development.........                        129                43            680           243           321
  Depreciation and amortization....        126             158                81          1,095         1,672         3,403
  Other expenses...................                                                         112           900
                                       -------         -------        ----------     ----------   -----------   -----------
Total costs and expenses...........      6,940          10,146             4,838         20,672        28,880        53,016
Loss from operations...............     (1,998)         (3,920)           (1,762)        (5,500)       (6,317)      (15,371)
Interest (income) expense, net.....        (26)              5                              347           566        (1,377)
                                       -------         -------        ----------     ----------   -----------   -----------
Net loss...........................     (1,972)         (3,925)           (1,762)        (5,847)       (6,883)      (13,994)
Preferred stock dividends..........                                                         210           210            73
                                       -------         -------        ----------     ----------   -----------   -----------
Net loss attributable to common
  stockholders.....................    $(1,972)        $(3,925)       $   (1,762)    $   (6,057)  $    (7,093)  $   (14,067)
                                       -------         -------        ----------     ----------   -----------   -----------
Basic and diluted loss per common
  share............................                                   $    (0.18)    $    (0.62)  $     (0.56)  $     (0.72)
                                                                      ----------     ----------   -----------   -----------
Shares used in computing basic and
  diluted loss per share...........                                    9,750,000      9,756,248    12,665,940    19,491,711
OTHER DATA:
  EBITDA(a)........................    $(1,846)        $(3,762)       $   (1,681)    $   (4,405)  $    (4,645)  $   (11,968)
  Capital expenditures(b)..........        756              --               506          1,270         2,480        11,643
  Cash flow information:
    Net cash provided by (used in)
      operating activities.........        578          (2,098)             (834)        (5,185)       (2,704)       (9,114)

                                              PREDECESSOR                                APPLIEDTHEORY
                                     -----------------------------   ------------------------------------------------------
                                                     NINE MONTHS     THREE MONTHS
                                      YEAR ENDED        ENDED            ENDED
                                     DECEMBER 31,   SEPTEMBER 30,    DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                     ------------   --------------   -------------   --------------------------------------
                                         1995            1996            1996           1997         1998          1999
                                     ------------   --------------   -------------   ----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
    Net cash provided by (used in)
      investing activities.........       (756)             56              (506)        (1,266)       (2,779)      (49,340)
    Net cash provided by (used in)
      financing activities.........        178           2,041             1,513          6,413         7,134        71,502

                                                       PREDECESSOR                           APPLIEDTHEORY
                                              -----------------------------   -------------------------------------------
                                              DECEMBER 31,   SEPTEMBER 30,                   DECEMBER 31,
                                              ------------   --------------   -------------------------------------------
                                                  1995            1996            1996         1997      1998      1999
                                              ------------   --------------   -------------   -------   -------   -------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.................    $    --         $    --          $   173      $   135   $ 1,786   $14,834
  Marketable securities.....................                                                                       32,727
  Working capital (deficiency)..............     (2,982)         (6,775)          (1,379)      (3,579)   (3,249)   40,945
  Total assets..............................      2,690           3,161            3,365        5,444    10,518    76,935
  Current portion of long-term debt and
    capital lease obligations...............                                                      211       551     1,215
  Long-term debt and capital lease
    obligations, less current portion.......                                                    4,361     5,979     6,783
  Borrowings from NYSERNet.net..............                                       1,500        2,445     2,957
  Redeemable preferred stock................                                                    1,500     1,500
  Total stockholders' equity (deficit)......     (2,759)         (6,684)          (2,576)      (8,626)   (9,007)   54,209

---------------
(a) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization. EBITDA is included herein because management believes that investors may find it to be a useful tool for measuring a company's ability to service its debt. However, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles. EBITDA should not be considered as a substitute for net loss or as an indicator of our operating performance, cash flow or liquidity. EBITDA should be examined in conjunction with our financial statements and related notes included elsewhere in this prospectus.

(b) Capital expenditures include assets acquired with debt and exclude assets acquired through capital lease financing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Certain statements in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in
Part I, Item 1 of this Form 10-K and in the registration statement for our initial public offering of common stock.

     Unless the context otherwise requires, references in this Form 10-K to "AppliedTheory", the "Company", "we", "our" and "us" refer to AppliedTheory Corporation.

OVERVIEW

     We are a leading provider of Internet business solutions to mid-sized businesses, mid-size departments of larger businesses, and specifically targeted vertical markets. We offer an extensive array of high performance, reliable and scalable Internet solutions that are designed to give our customers the technological and strategic advantages necessary to compete in a global digital economy. Our solutions, which are described below and fall into four categories, can be tailored to meet our customers' requirements. We provide these solutions, either as an individually tailored solution or as part of a fully integrated comprehensive solution, both of which are supported by an unprecedented customer care model.

     - E-Business Solutions -- Internet business strategy consulting, solution integration and enterprise portal development, including custom software application development, interactive marketing design, Web site implementation and deployment and integration of legacy systems to Internet-based applications.

     - Web Hosting Solutions -- Customized suite of Unix, NT and Linux Web-hosting solutions supported by redundant data centers and unmatched customer care services. Our services include custom offerings of shared, dedicated and co-location services.

     - Security Solutions -- Security consulting services, managed firewalls, virtual private networks and intrusion detection systems are a few of our offering to ensure the integrity of a customers network.

     - Access Solutions -- Internet connectivity, including tiered dedicated, burstable dedicated, national dial, DSL services and Domain Name Services.

     We target mid-sized enterprises and mid-sized departments of larger enterprises within the commercial markets and the public sector. Additionally, we focus on a number of strategic vertical markets including higher education, the federal government, state & local governments, healthcare and automotive. We integrate our solutions to enable customers to extend their businesses, leverage their legacy databases and systems, and take advantage of Internet-based marketing opportunities. Driven by competition and governmental mandates, public and private sector customers both benefit by making greater use of the Internet to serve their constituencies more cost-effectively with greater returns. Increasingly, these businesses and institutions are demanding "one-stop-shop" solutions for Internet services due to the risk, difficulty and expense associated with managing and integrating the products and services of multiple vendors.

     We are rapidly strengthening our sales and marketing efforts nationally to more aggressively pursue customers. This represents a change from our historic approach of generating our revenues using a small sales force and growing our customer base primarily through word of mouth. In 1999, we tripled our sales force and now operate 13 sales offices in key cities throughout the east coast of the U.S. Already in 2000, we have expanded into northern California and began our Midwest presence with a new office opening in Detroit, Michigan. In addition, as previously discussed we have launched a vertical sales effort to focus on markets such as higher education, the federal government, state and local governments, healthcare and automotive. We have also targeted approximately 20-30 metropolitan areas throughout the United States with high concentrations of businesses and intend to grow our direct and indirect sales force to more than 150 in the Year 2000. We also intend to extend our vertical market focus to strategic segments where our solutions have competitive differentiation and the market opportunity is significant.

     REVENUE.  We derive our revenue from three principal solutions:

     - Internet integration and enterprise portal development (e-Business Solutions);

     - Web Hosting Solutions; and

     - Internet Connectivity (Access and Security Solutions).

     We generally sell our solutions under contracts with terms ranging from one to five years.

     From the year ended December 31, 1997 to the year ended December 31, 1999, revenue from Internet integration and enterprise portal development increased from approximately 13% to approximately 40% of our total revenue. In future periods, we expect revenue from these services to continue to increase as a percentage of total revenue as we further emphasize them in our sales mix.

     Revenue from Internet integration and enterprise portal development solutions represents professional service fees that are recognized principally on a time and material basis as services are performed. Revenue from Web hosting solutions is typically derived from flat rates for co-location based on space, as well as from usage-sensitive storage and throughput fees, and additional fees from value-added services such as data mirroring and load balancing re-direction. Revenue from Internet connectivity solutions is typically derived from fixed price and usage based fees.

     COST OF REVENUE.  Cost of revenue consists primarily of:

     - backbone and Internet access costs;

     - access charges from local exchange carriers;

     - personnel costs to operate our network and data centers; and

     - personnel costs to provide Internet integration and enterprise portal development solutions.

     SALES AND MARKETING EXPENSE. We have made a substantial investment in our sales and marketing groups to achieve and properly support the continued expansion in our customer base. Sales and marketing expense consists primarily of sales personnel deployed throughout major cities on the east coast of the U.S., Detroit and San Francisco. We support our growing sales force with extensive demand creation campaigns, telemarketing and branding programs.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of costs relating to personnel, including customer support, occupancy, general operating costs, and professional fee expenses. We have made and will continue to make a significant investment in the organization to properly manage the financial, legal and administrative aspects of the business.

     RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our Internet integration and enterprise portal development and Web hosting service offerings.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists primarily of depreciation of computer equipment, network equipment, office furniture and leasehold improvements.

     NET LOSSES. We have incurred net losses and have experienced negative cash flow from operations in each quarterly and annual period since our inception in October 1996. Currently, we anticipate making significant investments in sales and marketing, in new and expanded distributed data centers, in customer support and for the hiring of personnel. We anticipate that the nature of these expenditures, principally personnel, marketing and advertising programs, network and occupancy costs, will increase compared to expenditures made in prior periods. We also intend to make acquisitions of certain complimentary companies. We anticipate these acquisitions to provide long-term strategic benefits, however, we expect our net losses and negative cash flows from operations on a quarterly and annual basis to increase significantly for the foreseeable future.

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     REVENUE. Total net revenues increased approximately $15.1 million, or 67%, from $22.6 million in the year ended December 31, 1998 to $37.6 million in the year ended December 31, 1999. Approximately $4.5 million of this growth was from Internet connectivity revenue, which resulted primarily from the customer upgrades to higher speed connections and as a result of growth in the number of connectivity customers from December 31, 1998 to December 31, 1999. Web hosting revenue increased by approximately $1.7 million. Approximately $.7 million of the increase resulted from an increase in Web monitoring, management and hosting solutions for the New York State Department of Labor in connection with America's Job Bank and $.8 million as a result of expansions of our managed dedicated Web hosting solution. The remaining increase in total net revenues of approximately $8.9 million was derived from Internet integration and enterprise portal development solutions. These solutions include:

     - linking existing databases and legacy systems with the Web; and

     - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers.

     The $8.9 million increase in Internet integration and enterprise portal development includes $7.7 million from the expansion in the number of solutions we provide to the New York State Department of Labor in connection with America's Job Bank and the remaining $1.2 million from new professional services and governmental customers. For the year ended December 31, 1999, as a percentage of total net revenues, Internet connectivity represented 52%, Internet integration and enterprise portal development represented 40% and Web hosting represented 8%. For the year ended December 31, 1998, as a percentage of total net revenues, Internet connectivity represented 67%, Internet integration and enterprise portal development represented 26% and Web hosting represented 7%.

     COST OF REVENUE. Cost of revenue for the year ended December 31, 1999 totaled approximately $25.0 million compared with approximately $13.3 million for the year ended December 31, 1998. This increase is attributable to the overall growth in the size of our network. As a percentage of revenue, cost of revenue increased to 66% of revenue in the year ended December 31, 1999 from 59% of revenue in the year ended December 31, 1998. Approximately $5.9 million of this increase was due to the expansion and upgrade of our network to support customer growth, improve the efficiency and performance of our solutions and build and staff our network operations center. The New York State portion of the network was upgraded to OC-12 and we expanded our network out of New York State throughout the Eastern Seaboard. Additionally, approximately $3.4 million of the increase in the year ended December 31, 1999 from the same periods last year was derived from an increase in labor and other professional service costs associated with the on-going expansion of Internet integration and enterprise portal development solutions.

     SALES AND MARKETING. For the years ended December 31, 1999 and 1998, sales and marketing expense was approximately $14.1 million and $6.4 million. The $7.7 million increase in 1999 reflects a substantial investment in the sales and marketing organizations necessary to support our current and anticipated expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid. Significant components of the increase include $4.5 million in additional salary and benefit costs, $.9 million in incremental direct marketing costs, $.6 million in recruiting expenses and $.6 million in market development costs in new geographic areas. Sales and marketing expense as a percentage of revenue increased to 38% for the year ended December 31, 1999 from 28% for the year ended December 31, 1998. This was a result of our commitment to building our sales and marketing program by establishing a nationwide sales force, expanding our presence to over ten new sales locations and the creation of four national strategic vertical markets sales teams.

     GENERAL AND ADMINISTRATIVE. For the years ended December 31, 1999 and 1998, general and administrative expenses were approximately $10.2 million and $6.3 million. An increase in general and administrative expenses of approximately $3.9 million was primarily attributable to:

     - $1.8 million in costs related to salaries and recruiting new personnel;

     - $.7 million in additional audit, legal and other professional service costs;

     - $.7 million in increased real estate occupancy costs; and

     - other increases necessary to manage the financial, legal and administrative aspects of our business.

For the year ended December 31, 1999, general and administrative expense declined slightly as a percent of revenue to 27% from 28% for the year ended December 31, 1998 as a result of our increased revenue.

     RESEARCH AND DEVELOPMENT. For the years ended December 31, 1999 and 1998, research and development expense has been consistent at approximately $.3 million and $.2 million, respectively.

     DEPRECIATION AND AMORTIZATION. For the years ended December 31, 1999 and 1998, depreciation and amortization expense was approximately $3.4 million and $1.7 million. The increase in depreciation and amortization of approximately $1.7 million is principally attributable to the acquisition of computer equipment used in support of our Web hosting and Internet integration and enterprise portal development customers.

     INTEREST INCOME AND EXPENSE. Interest expense remained consistent at approximately $0.6 million for the years ended December 31, 1999 and 1998. However an increase in interest income of $1.9 million occurred from the investment of proceeds from the IPO of AppliedTheory common stock on April 30, 1999. During the year ended December 31, 1999, cash payments of approximately $.3 million in deferred interest expense were made.

     OTHER EXPENSE. The decline in other expenses was a result of a $.9 million non-recurring charge in 1998 to write-down equipment and leasehold improvements and accrue costs under a plan to close a leased facility principally used as a Web hosting data center.

     NET LOSS. For the year ended December 31, 1999, our net loss attributable to common stockholders totaled $14.1 million as compared to $7.1 million for the year ended December 31, 1998.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     REVENUE. Total net revenues increased approximately $7.4 million from $15.2 million in the year ended December 31, 1997 to $22.6 million in the year ended December 31, 1998. Approximately $2.8 million of this growth was from Internet connectivity revenue, which resulted primarily from the addition of over 70 new high end customers from December 31, 1997 to December 31, 1998, including customers added through our agreement with Sprint. Web hosting revenue increased by approximately $0.6 million. Approximately $0.3 million of the increase resulted from an increase in Web monitoring, management and hosting solutions for the New York State Department of Labor in connection with America's Job Bank and the remaining $0.3 million as a result of our leveraged marketing arrangements with Sprint. The remaining increase in total net revenues of approximately $4.0 million was derived from Internet integration and enterprise portal development solutions. These solutions include:

     - linking existing databases and legacy systems with the Web; and

     - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers.

     $3.6 million of the $4.0 million increase in Internet integration and enterprise portal development was derived from the expansion of these solutions to the New York State Department of Labor in connection with America's Job Bank and the remaining $0.4 million from new customers. For the year ended December 31, 1998, as a percentage of total net revenues, Internet connectivity represented 67%, Internet integration and enterprise portal development represented 26% and Web hosting represented 7%. For the year ended December 31, 1997, as a percentage of total net revenues, Internet connectivity represented 81%, Internet integration and enterprise portal development represented 13% and Web hosting represented 6%.

     COST OF REVENUE. Cost of revenue for the year ended December 31, 1998 totaled approximately $13.3 million compared with approximately $10.8 million for the year ended December 31, 1997. This increase is attributable to the overall growth in the size of our network. As a percentage of revenue, cost of revenue declined to 59% of revenue in the year ended December 31, 1998 from 71% of revenue in the year ended December 31, 1997. This decrease was due to increased network utilization associated with our revenue growth and an increase in revenues relative to costs from higher margin Web hosting and Internet integration and enterprise portal development solutions.

     SALES AND MARKETING. For the years ended December 31, 1998 and 1997, sales and marketing expense was approximately $6.4 million and $3.7 million. The $2.7 million increase in 1998 reflects a substantial investment in the sales and marketing organizations necessary to support our expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Additionally, the increase reflects increased marketing efforts. Sales and marketing expense as a percentage of revenue increased to 28% for the year ended December 31, 1998 from 24% for the year ended December 31, 1997 as a result of our commitment to building our sales and marketing program.

     GENERAL AND ADMINISTRATIVE. For the years ended December 31, 1998 and 1997, general and administrative expenses were approximately $6.3 million and $4.3 million. An increase in general and administrative expenses of approximately $2.0 million was primarily attributable to:

     - compensation expense relating to stock appreciation rights;

     - costs related to recruiting new personnel; and

     - increases necessary to manage the financial, legal and administrative aspects of our business.

For the year ended December 31, 1998, general and administrative expense as a percent of revenue remained stable at 28% when compared to the year ended December 31, 1997.

     RESEARCH AND DEVELOPMENT. For the years ended December 31, 1998 and 1997, research and development expense was approximately $.2 million and $.7 million. The decrease was due to the completion of a significant portion of the enterprise portal development and Web hosting products.

     DEPRECIATION AND AMORTIZATION. For the years ended December 31, 1998 and 1997, depreciation and amortization expense was approximately $1.7 million and $1.1 million. The increase in depreciation and amortization of approximately $0.6 million is principally attributable to the acquisition of computer equipment used in support of our Web hosting and Internet integration and enterprise portal development customers.

     INTEREST EXPENSE. Interest expense was approximately $0.6 million and $0.3 million for the years ended December 31, 1998 and 1997. The increase in interest expense of $0.3 million is attributable to the increase in outstanding borrowings under financing agreements. During the year ended December 31, 1998, cash payments of approximately $0.2 million in interest expense were deferred until December 2001.

     OTHER EXPENSE. On December 21, 1998, we adopted a plan which was approved by our board of directors to close a leased facility principally used as a Web hosting data center. The facility has experienced operational difficulties, including:

     - a lack of multiple high speed connections from the data center to our Internet backbone;

     - a lack of 24 hour on-site operations staff;

     - limited uninterruptible power supply system; and

     - a lack of local area network redundancy.

These operational difficulties dramatically limit the facility's usability as a Web hosting site and its ability to generate sufficient revenues to justify its continued operation.

     In connection with the plan of abandonment, we have recorded a $0.9 million charge to operations for the year ended December 31, 1998, consisting of:

     - a $0.5 million write-down of equipment and leasehold improvements to our management's estimate of their fair value of approximately $0.1 million (based on estimated discounted net cash flows) in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of "; and

     - a $0.4 million accrued liability relating to equipment leases and facility operating leases, net of anticipated sub-rental income, in accordance with the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

The plan calls for the Web hosting customer base served from this facility, located in New York City, and the related revenues, which are not significant, to be transitioned to another data center facility by September 1999.

     NET LOSS. For the year ended December 31, 1998, our net loss attributable to common stockholders totaled $7.1 million as compared to $6.1 million for the year ended December 31, 1997.

  Quarterly Results of Operations

     The following tables set forth unaudited statements of operations data for the eight quarters ended December 31, 1999, as well as the percentage of our revenues represented by each item. This data has been derived from unaudited interim financial statements prepared on the same basis as the audited financial statements contained in this Form 10-K and, in the opinion of management, includes all adjustments consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of this information when read in conjunction with the financial statements and related notes appearing elsewhere in this prospectus. The operating results for any quarter should not be considered indicative of results of any future period.

                                                                       THREE MONTHS ENDED
                                -------------------------------------------------------------------------------------------------
                                                     1998                                              1999
                                -----------------------------------------------   -----------------------------------------------
                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                --------   -------   ------------   -----------   --------   -------   ------------   -----------
                                                                         (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Internet connectivity
    revenue...................   $3,577    $ 3,518     $ 3,834        $ 4,148     $ 4,161    $ 4,947     $ 5,081        $ 5,384
  Internet integration and
    enterprise portal
    development revenues......    1,361        943       1,981          1,655       2,095      2,939       4,250          5,587
  Web hosting revenues........      396        321         373            456         611        807         846            937
                                 ------    -------     -------        -------     -------    -------     -------        -------
Total net revenues............    5,334      4,782       6,188          6,259       6,867      8,693      10,177         11,908
                                 ------    -------     -------        -------     -------    -------     -------        -------
Cost and expenses:
  Cost of revenues............    2,940      2,864       3,433          4,079       4,103      5,789       6,818          8,277
  Sales and marketing.........    1,438      1,536       1,771          1,655       1,764      2,644       3,688          6,028
  General and
    administrative(a).........    1,143      1,159       1,604          2,443       1,814      2,055       2,958          3,353
  Research and development....       46         74          22            101          63         67          66            125
  Depreciation and
    amortization..............      360        399         422            491         616        791         879          1,118
  Other expenses(b)...........        2                     (2)           900           3                                    (3)
                                 ------    -------     -------        -------     -------    -------     -------        -------
Total costs and expenses......    5,929      6,032       7,250          9,669       8,363     11,346      14,409         18,898
                                 ------    -------     -------        -------     -------    -------     -------        -------
Loss from operations..........     (595)    (1,250)     (1,062)        (3,410)     (1,496)    (2,653)     (4,232)        (6,990)
Net interest (income)
  expense.....................      142        141         141            142         162       (359)       (627)          (553)
Preferred stock dividends.....       52         53          52             53          52         21
                                 ------    -------     -------        -------     -------    -------     -------        -------
Net loss attributable to
  common stockholders.........   $ (789)   $(1,444)    $(1,255)       $(3,605)    $(1,710)   $(2,315)    $(3,605)       $(6,437)
                                 ======    =======     =======        =======     =======    =======     =======        =======
Basic and diluted loss per
  common share................   $(0.07)   $ (0.13)    $ (0.09)       $ (0.24)    $ (0.11)   $ (0.12)    $ (0.17)       $ (0.30)
Shares used in computing basic
  and diluted loss per share
  (in thousands)..............   10,907     11,038      13,540         15,078      15,930     19,441      21,180         21,338
OTHER DATA:
EBITDA(c).....................   $ (235)   $  (850)    $  (639)       $(2,921)    $  (880)   $(1,862)    $(3,353)       $(5,871)
Capital expenditures(d).......      626        214         345          1,295         889      1,120       2,165          7,469

                                                             (AS A PERCENTAGE OF TOTAL NET REVENUES)
Net revenues:
  Internet connectivity
    revenue...................       67%        74%         62%            67%         61%        57%         50%            45%
  Internet integration and
    enterprise portal
    development revenues......       26         20          32             26          30         34          42             47
  Web hosting revenues........        7          6           6              7           9          9           8              8
                                 ------    -------     -------        -------     -------    -------     -------        -------
Total net revenues............      100%       100%        100%           100%        100%       100%        100%           100%
                                 ------    -------     -------        -------     -------    -------     -------        -------

                                                       (AS A PERCENTAGE OF TOTAL NET REVENUES (CONTINUED))
                                                                       THREE MONTHS ENDED
                                -------------------------------------------------------------------------------------------------
                                                     1998                                              1999
                                -----------------------------------------------   -----------------------------------------------
                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                --------   -------   ------------   -----------   --------   -------   ------------   -----------
                                                                         (IN THOUSANDS)
Cost and expenses:
  Cost of revenues............       55         60          55             65          60         67          67             70
  Sales and marketing.........       27         32          29             26          26         30          36             51
  General and
    administrative(a).........       21         24          26             39          26         24          29             28
  Research and development....        1          2           0              2           1          0           1              1
  Depreciation and
    amortization..............        7          8           7              9           9          9           9              9
  Other expense(b)............        0          0           0             14           0          0           0              0
                                 ------    -------     -------        -------     -------    -------     -------        -------
Loss from operations..........      (11)       (26)        (17)           (55)        (22)       (30)        (42)           (59)
Net interest (income)
  expense.....................        3          3           2              2           2         (4)         (6)            (5)
                                 ------    -------     -------        -------     -------    -------     -------        -------
Net loss attributable to
  common stockholders.........      (14)       (29)        (19)           (57)        (24)       (26)        (36)           (54)
                                 ======    =======     =======        =======     =======    =======     =======        =======

---------------
(a) Includes compensation expense included in general and administrative expenses of approximately $0.1 million for each of the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 and $1.16 million for the quarter ended December 31, 1998, relating to stock appreciation rights and stock options. Includes compensation expense included in general and administrative expenses of approximately $0.3 million for each of the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 and $.4 million for the quarter ended December 31, 1999, relating to stock options. See Note K of our audited financial statements.

(b) Other expenses represent a charge for the writedown of equipment and leasehold improvements and an accrued liability for costs relating to the closing of a leased facility aggregating $900,000. See Note E of our audited financial statements.

(c) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization. EBITDA is included herein because management believes that investors may find it to be a useful tool for measuring a company's ability to service its debt. However, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles. EBITDA should not be considered as a substitute for net loss or as an indicator of our operating performance, cash flow or liquidity. EBITDA should be examined in conjunction with our financial statements and related notes included elsewhere in this prospectus.

(d) Capital expenditures include assets acquired with debt and exclude assets acquired through capital lease financing.

LIQUIDITY AND CAPITAL RESOURCES

     On May 5, 1999, we completed our initial public offering ("IPO") of 5,175,000 shares of our common stock sold at an initial public offering price of $16.00 per share. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount and approximately $1.8 million was applied to expenses related to our offering. As a result, net proceeds from the offering are approximately $75.2 million.

     At December 31, 1999, we had $14.8 million in cash and cash equivalents, $32.7 million in marketable securities and a $40.9 million working capital surplus. Our marketable securities are generally fixed rate short-term investment grade corporate bonds and notes. At December 31, 1999, all of our investments are due to mature within seventeen months but could be sold to provide working capital or finance future acquisitions.

     At December 31, 1999 we have two lines of credit available to provide working capital.

     - The first is a secured revolving line of credit with Fleet National Bank for $7.5 million which expires on January 19, 2001. Borrowings under this line are secured by substantially all our assets and by a maximum of $5.5 million of assets pledged by NYSERNet.net. At December 31, 1999, borrowings under this line amounted to $5.5 million. As of December 31, 1999, as a result of restrictions under the line of credit, no additional credit was available under this agreement.

     - We also have an unsecured revolving borrowing facility with NYSERNet.net, which expires January 1, 2002, which provides for borrowings up to a maximum amount of approximately $6.2 million, less any preferred stock issued to NYSERNet.net. As of December 31, 1999, $6.2 million was available under this borrowing facility.

     Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $29.8 million at December 31, 1999, and have used $17.8 million in cash in the aggregate to fund operations since our inception on October 1, 1996 through December 31, 1999. Until the successful completion of our initial public offering, we had satisfied our cash requirements primarily through the sale of common and preferred stock and borrowings under credit agreements and equipment financing arrangements.

     Net cash used in operating activities for the years ended December 31, 1999 and 1998 was approximately $9.1 million and $2.7 million. Net cash used in investing activities for the years ended December 31, 1999 and 1998 was approximately $49.3 million and $2.8 million. The increase of approximately $46.5 million is associated with the net purchases of marketable securities of $33.0 million and a $5.0 million investment using net proceeds of our IPO offset by an increase in fixed asset purchases of $9.2 million. For the years ended December 31, 1999 and 1998, cash of approximately $71.5 million and $7.1 million was provided by financing activities. This increase of approximately $64.4 million consists principally of $75.2 million in net proceeds in connection with our IPO, less repayment of all outstanding borrowings from NYSERNet.net, Inc., including deferred interest, of approximately $3.5 million and redemption of preferred stock including dividends payable of approximately $2.0 million. Cash provided by financing activities in the year ended December 31, 1998 included approximately $5.0 million in net proceeds from the sale of 1,725,000 shares of common stock to Broadwing and Grumman Hill.

     We have made capital investments in our network operations center, data centers and other capital assets totaling $1.3 million, $2.5 million and $11.6 million in the years ended December 31, 1997, 1998 and 1999. We acquired assets under capital leases for $.5 million in 1997 and $1.5 million in 1999.

     At December 31, 1999 we had $32.7 million in marketable securities, $14.8 in cash and $6.2 million in availability under the aforementioned financing agreements. We believe that the net proceeds from our IPO and availability under the aforementioned financing agreements, will be sufficient to meet our anticipated cash needs for growth, expansion, working capital requirements and general corporate purposes. However, there can be no assurance regarding the period of time through which our financial resources will be adequate to support our operations. We may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies.

COMMITMENTS

     As of December 31, 1999, our operating lease obligations will be $2.4 million, $2.3 million and $2.2 million for 2000, 2001, and 2002. We also had purchase commitments at December 31, 1999 totaling approximately $5 million for various network equipment.

     On January 5, 2000, the Company purchased the outstanding common stock of CRL Network Services, Inc. for up to approximately $9.9 million in cash and up to approximately 2,022,287 shares of AppliedTheory common stock. In connection with the acquisition of CRL, we retained a portion of the purchase price to cover various contingencies, under the terms of the Agreement and Plan of Merger and two escrow agreements that governed this transaction. Any losses incurred for contingencies will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable. At December 31, 1999, no amount has been accrued since the final outcome of the contingencies was not determinable.

YEAR 2000 COMPLIANCE

     Our business operations and revenues are very sensitive to the effects of Year 2000 problems. These problems may originate within our own systems and products or within the systems of our third party suppliers or our customers.

     Some of our non-information technology systems, such as equipment or machinery, may also be affected by Year 2000 problems.

     We did not experience any significant Year 2000 related problems during the Year 2000 rollover or in the following months. However, we will continue monitoring and testing our internal information technology systems throughout 2000 to identify potential problems. We may experience material unanticipated problems and costs caused by undetected errors or defects in our systems.

  Our Year 2000 Compliance Program

     During the second quarter of 1998, we formed a working group to ensure that our solutions are Year 2000 compliant. These included:

     - our commercial product line;

     - internal software business applications;

     - hardware;

     - desktop support;

     - telephone systems;

     - office equipment; and

     - facilities.

     All of these components had undergone a rigorous Year 2000 readiness verification process, which includes:

     - component inventory and assessment, including vendor and third party evaluation;

     - component remediation;

     - component testing;

     - system testing; and

     - contingency planning.

     All AppliedTheory Internet connectivity, NT Web hosting and Unix Web hosting solutions were tested and were deemed to be compliant. Scheduled maintenance and system upgrades necessary were fully tested for compliance. Custom developed code for our customers was completely tested. Based on requested Year 2000 readiness statements from each of our third party vendors, software upgrades were applied where appropriate. Internal systems were tested and deemed to be compliant.

  Year 2000 and our Internal Applications

     Our State of Readiness. All of our internally developed systems, upgrades and applications are Year 2000 ready. Most of our system packages have also been deemed compliant by our vendors. We did not experience any significant Year 2000 related problems related to our internal applications during the Year 2000 rollover or in the following months. However, we will continue monitoring and testing our internal information technology systems throughout 2000 to identify potential problems.

  Year 2000 and our Services and Products.

     Our State of Readiness. The AppliedTheory Internet connectivity products are Year 2000 ready. The previous dial product, which was not compliant, was transitioned to a new dial up service provided by a third party, Concentric Networks. The Concentric product is Y2K compliant and customer transition was completed by December 15, 1999. We did not experience any significant Year 2000 related problems in our connectivity products during the Year 2000 rollover or in the following months.

     Regarding our security solutions offerings, while versions 4.0a and higher of the Gauntlet firewall software program which we use have been tested and are Year 2000 ready, we have recommended that all of our Gauntlet customers upgrade to version 4.2 or higher. We have sent the Gauntlet version 4.2 or higher to all our existing Gauntlet customers.

     We deliver Web hosting solutions through integration of third party hardware and software. This creates an environment in which our clients may place and run their Web sites in our data centers. All critical third party vendors are compliant. We tested outside software used by our customers in the same manner as internally designed software when there is no third party vendor liable for upgrades and patches. We did not experience any significant Year 2000 related problems in our Web hosting solutions during the Year 2000 rollover or in the following months.

     Contingency Plans. If our Internet access and value-added solutions experience any Year 2000 issues, we are prepared to move customers' local loop access solutions to other providers or to offer service credits. We do not currently have any information that would cause us to believe that any of our third party vendors will experience substantial Year 2000 problems. Additionally, we have communicated, and will continue to communicate, with our customers throughout the Year 2000 in order to alert them to third party issues that may affect them.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after September 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No. 133. If the Company continues to not use these derivative instruments by the effective date of SFAS No. 133, the adoption of this statement will have no effect on the results of operations or the financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At December 31, 1999, we had various financial instruments consisting of variable rate debt and short-term investments entered into for purposes other than trading. The substantial majority of our outstanding debt obligations have variable interest rates of LIBOR plus 50 basis points or prime rate less 200 basis points. Annual maturities of our debt obligations are as follows: $1.2 million in 2000, $6.5 million in 2001, $.3 million in 2002. At December 31, 1999, the carrying value of our debt obligations approximate the fair value due to the short maturity and variable interest rates of a majority of these instruments. The weighted average interest rate of our debt obligations at December 31, 1999 was 6.6%.

     Our investments are generally fixed rate short-term investment grade corporate bonds and notes. At December 31, 1999, all of our investments are due to mature within seventeen months and are carried at fair value of $32.7 million. These investments are subject to interest rate risk, market risk and in some cases foreign currency risk. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices which would amount to $3.3 million at December 31, 1999. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      CONTENTS TO FINANCIAL STATEMENTS OF
                           APPLIEDTHEORY CORPORATION

                                                               PAGE
                                                               ----
Report of Independent Certified Public Accountants..........    38
Financial Statements
  Balance Sheets -- December 31, 1998 and 1999..............    39
  Statements of Operations for the Years Ended December 31,
     1997, 1998 and 1999....................................    40
  Statement of Stockholders' Equity (Deficit) and
     Comprehensive Loss for the Years Ended December 31,
     1997, 1998 and 1999....................................    41
  Statements of Cash Flows for the Years Ended December 31,
     1997, 1998 and 1999....................................    42
  Notes to Financial Statements.............................  43 - 57
Report of Independent Certified Public Accountants on
  Schedule..................................................    58
Schedule II -- Valuation and Qualifying Accounts............    59

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AppliedTheory Corporation

     We have audited the balance sheets of AppliedTheory Corporation as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of AppliedTheory Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppliedTheory Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ GRANT THORNTON LLP

New York, New York
February 4, 2000

                           APPLIEDTHEORY CORPORATION

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current assets
  Cash and cash equivalents.................................  $  1,786    $ 14,834
  Marketable securities.....................................                32,727
  Accounts receivable, net of allowance of $157 and $231 in
     1998 and 1999, respectively............................     3,584       6,714
  Due from related parties..................................                    59
  Prepaid expenses and other current assets.................       255       2,133
                                                              --------    --------
          Total current assets..............................     5,625      56,467
Property and equipment, net.................................     4,203      13,881
Investment, at cost.........................................                 5,000
Other assets................................................       690       1,587
                                                              --------    --------
          Total assets......................................  $ 10,518    $ 76,935
                                                              ========    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable..........................................  $  2,149    $  5,025
  Accrued payroll...........................................       582       2,012
  Accrued expenses..........................................     2,473       4,794
  Deferred revenue..........................................     1,849       2,476
  Current portion of long-term debt and capital lease
     obligations............................................       551       1,215
  Preferred stock dividends payable.........................       420
  Due to related parties....................................       850
                                                              --------    --------
          Total current liabilities.........................     8,874      15,522
Long-term debt and capital lease obligations................     5,979       6,783
Borrowings from NYSERNet.net, Inc...........................     2,957
Other liabilities...........................................       215         421
Redeemable preferred stock -- cumulative 14% dividend; $100
  per share liquidation value; 1,000,000 shares authorized;
  15,000 shares issued and outstanding in 1998..............     1,500
Stockholders' equity (deficit):
  Common stock, $.01 par value; 90,000,000 shares
     authorized; issued and outstanding, 15,039,488 voting
     and 54,848 nonvoting shares in 1998 and 21,413,362
     voting shares in 1999..................................       151         214
Additional paid-in capital..................................     6,581      84,052
Accumulated deficit.........................................   (15,739)    (29,806)
Accumulated other comprehensive loss........................                  (251)
                                                              --------    --------
          Total stockholders' equity (deficit)..............    (9,007)     54,209
                                                              --------    --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 10,518    $ 76,935
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                           APPLIEDTHEORY CORPORATION

                            STATEMENTS OF OPERATIONS
                            YEAR ENDED DECEMBER 31,

                                                             1997            1998            1999
                                                          -----------    ------------    ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND SHARE
                                                                           AMOUNTS)
Net revenues
  Third-party customers.................................     $ 8,023        $ 14,236        $ 27,328
  NYSERNet.org, Inc. customers and services.............       7,149           8,327          10,317
                                                           ---------      ----------      ----------
          Total net revenues............................      15,172          22,563          37,645
                                                           ---------      ----------      ----------
Costs and expenses
  Cost of revenues......................................      10,796          13,316          24,988
  Sales and marketing...................................       3,706           6,400          14,124
  General and administrative............................       4,283           6,349          10,180
  Research and development..............................         680             243             321
  Depreciation and amortization.........................       1,095           1,672           3,403
  Other expenses........................................         112             900
                                                           ---------      ----------      ----------
          Total costs and expenses......................      20,672          28,880          53,016
                                                           ---------      ----------      ----------
          Loss from operations..........................      (5,500)         (6,317)        (15,371)
Interest income.........................................                         (42)         (1,938)
Interest expense........................................         347             608             561
                                                           ---------      ----------      ----------
       Net Loss.........................................      (5,847)         (6,883)        (13,994)
Preferred stock dividends...............................         210             210              73
                                                           ---------      ----------      ----------
Net loss attributable to common stockholders............     $(6,057)       $ (7,093)       $(14,067)
                                                           =========      ==========      ==========
Basic and diluted loss per common share.................     $  (.62)       $   (.56)       $   (.72)
                                                           =========      ==========      ==========
Shares used in computing basic and diluted loss per
  share.................................................   9,756,248      12,665,940      19,491,711
                                                           =========      ==========      ==========

        The accompanying notes are an integral part of these statements.

                           APPLIEDTHEORY CORPORATION

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                   YEARS ENDED DECEMBER 31, 1997, 1998, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            NONVOTING COMMON
                                        COMMON STOCK             STOCK          ADDITIONAL
                                     -------------------   ------------------    PAID-IN     ACCUMULATED   ACCUMULATED OTHER
                                       SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL       DEFICIT     COMPREHENSIVE LOSS
                                     ----------   ------   ---------   ------   ----------   -----------   ------------------
BALANCE, JANUARY 1, 1997...........   9,750,000    $ 13                                       $ (2,589)
Issuance of common stock pursuant
  to exercise of stock options.....      60,000                                  $     8
Preferred stock dividends..........                                                               (210)
Net loss...........................                                                             (5,847)
                                     ----------    ----                          -------      --------
Comprehensive loss.................
BALANCE, DECEMBER 31, 1997.........   9,810,000      13                                8        (8,646)
Issuance of common stock, net of
  issuance costs of $81............   1,725,000       2                            4,983
Issuance of common stock pursuant
  to exercise of stock options.....   3,504,488       5       54,848                 264
Compensation expense related to
  stock option plan................                                                  117
Conversion of stock appreciation
  rights to nonstatutory stock
  options..........................                                                1,340
Effect of stock splits.............                 130                 $ 1         (131)
Preferred stock dividends..........                                                               (210)
Net loss...........................                                                             (6,883)
                                     ----------    ----    ---------    ---      -------      --------
Comprehensive loss.................
BALANCE, DECEMBER 31, 1998.........  15,039,488     150       54,848      1        6,581       (15,739)
Issuance of common stock, net of
  issuance costs of $7,620.........   5,175,000      52                           75,180
Issuance of common stock pursuant
  to exercise of stock options.....   1,049,193      11       66,625                 616
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan.............................      28,208                                      304
Compensation expense related to
  stock option plan................                                                1,371
Conversion of nonvoting common
  stock to voting common stock.....     121,473       1     (121,473)    (1)
Preferred stock dividends..........                                                                (73)
Unrealized loss on marketable
  securities.......................                                                                              $(251)
Net loss...........................                                                            (13,994)
                                     ----------    ----    ---------    ---      -------      --------           -----
Comprehensive loss.................
BALANCE, DECEMBER 31, 1999.........  21,413,362    $214    $      --    $--      $84,052      $(29,806)          $(251)
                                     ==========    ====    =========    ===      =======      ========           =====


                                               COMPREHENSIVE
                                      TOTAL        LOSS
                                     -------   -------------
BALANCE, JANUARY 1, 1997...........  $(2,576)
Issuance of common stock pursuant
  to exercise of stock options.....        8
Preferred stock dividends..........     (210)
Net loss...........................   (5,847)    $ (5,847)
                                     -------     --------
Comprehensive loss.................              $ (5,847)
                                                 ========
BALANCE, DECEMBER 31, 1997.........   (8,625)
Issuance of common stock, net of
  issuance costs of $81............    4,985
Issuance of common stock pursuant
  to exercise of stock options.....      269
Compensation expense related to
  stock option plan................      117
Conversion of stock appreciation
  rights to nonstatutory stock
  options..........................    1,340
Effect of stock splits.............
Preferred stock dividends..........     (210)
Net loss...........................   (6,883)    $ (6,883)
                                     -------     --------
Comprehensive loss.................              $ (6,883)
                                                 ========
BALANCE, DECEMBER 31, 1998.........   (9,007)
Issuance of common stock, net of
  issuance costs of $7,620.........   75,232
Issuance of common stock pursuant
  to exercise of stock options.....      627
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan.............................      304
Compensation expense related to
  stock option plan................    1,371
Conversion of nonvoting common
  stock to voting common stock.....
Preferred stock dividends..........      (73)
Unrealized loss on marketable
  securities.......................     (251)    $   (251)
Net loss...........................  (13,994)     (13,994)
                                     -------     --------
Comprehensive loss.................              $(14,245)
                                                 ========
BALANCE, DECEMBER 31, 1999.........  $54,209
                                     =======

         The accompanying notes are an integral part of this statement.

                           APPLIEDTHEORY CORPORATION

                            STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,

                                                               1997       1998        1999
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities
  Net loss..................................................  $(5,847)   $(6,883)   $(13,994)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization...........................    1,095      1,672       3,403
    Provision for bad debts.................................      119         60          90
    Deferred payment of interest expense to NYSERNet.net,
      Inc. .................................................       59        211        (270)
    Loss on sale of property and equipment..................      111         21           3
    Realized loss on sale of marketable securities..........                              26
    Loss from assets not usable in operations...............                 900
    Conversion of stock appreciation rights to nonstatutory
      stock options.........................................               1,340
    Compensation expense related to stock option plans......                 117       1,371
    Changes in assets and liabilities
      Accounts receivable...................................       66     (2,433)     (3,220)
      Due to (from) related parties.........................   (1,229)       450        (909)
      Prepaid expenses, other current assets and other
         assets.............................................      (61)       (68)     (3,074)
      Accounts payable......................................      577        142       2,876
      Accrued payroll.......................................      229        214       1,430
      Accrued expenses and other liabilities................     (373)       612       2,527
      Deferred revenue......................................       69        941         627
                                                              -------    -------    --------
         Net cash used in operating activities..............   (5,185)    (2,704)     (9,114)
                                                              -------    -------    --------
Cash flows from investing activities
  Purchases of property and equipment.......................   (1,270)    (2,480)    (11,643)
  Issuance of notes receivable..............................                (309)
  Purchase of marketable securities.........................                         (80,724)
  Proceeds from sales of marketable securities..............                          47,720
  Investment in certain businesses..........................                          (5,000)
  Payments received on notes receivable.....................                   2         299
  Proceeds from sale of property and equipment..............        4          8           8
                                                              -------    -------    --------
         Net cash used in investing activities..............   (1,266)    (2,779)    (49,340)
                                                              -------    -------    --------
Cash flows from financing activities
  Issuance of common stock, net of issuance costs...........        8      5,254      76,163
  Payment of deferred stock dividends.......................                            (493)
  Redemption of preferred stock.............................                          (1,500)
  Borrowings from NYSERNet.net, Inc.........................    2,385        301         800
  Repayment of borrowings from NYSERNet.net, Inc............                          (3,487)
  Proceeds from line of credit borrowings, net..............    4,144      1,286          70
  Principal payments on capital leases......................     (124)      (350)     (1,072)
  Proceeds received from long-term debt.....................               1,025       1,021
  Security deposit on equipment financing...................                (382)
                                                              -------    -------    --------
         Net cash provided by financing activities..........    6,413      7,134      71,502
                                                              -------    -------    --------
         NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS......................................      (38)     1,651      13,048
Cash and cash equivalents, beginning of year................      173        135       1,786
                                                              -------    -------    --------
Cash and cash equivalents, end of year......................  $   135    $ 1,786    $ 14,834
                                                              =======    =======    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for
  Interest..................................................  $   288    $   396    $    831
Noncash investing and financing transactions:
  Fixed asset acquisitions financed through capitalized
    lease obligations.......................................      551                  1,448
  Dividends payable.........................................      210        210
  Advances from NYSERNet.org, Inc. to purchase fixed
    assets..................................................    2,129
  Issuance of preferred stock in settlement of advances due
    NYSERNet.net, Inc.......................................    1,500

        The accompanying notes are an integral part of these statements.

                           APPLIEDTHEORY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE A -- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     AppliedTheory Corporation (formerly AppliedTheory Communications, Inc.) was incorporated in the State of New York in November 1995 as a wholly-owned subsidiary of NYSERNet.net, Inc. ("NET"), a not-for-profit corporation. For purposes of these financial statements and notes thereto, AppliedTheory Corporation and AppliedTheory Communications, Inc. are used interchangeably and referred to as the "Company" (Note K). NET is also the sole member of NYSERNet.org, Inc. ("ORG"), a not-for-profit corporation (in effect ORG is a wholly-owned subsidiary of NET). As a result of certain transactions completed during 1998 (the exercise of 3,559,335 stock options, the private placement of 1,725,000 shares, NET's direct sale of 4,875,000 shares it owned in AppliedTheory) and the effect of the Company's initial public offering ("IPO") in April 1999, NET's ownership percentage in AppliedTheory declined to less than 50% (Note K).

     In conjunction with its IPO, AppliedTheory Communications, Inc. reorganized as a Delaware corporation. On January 28, 1999, the Company established its wholly-owned subsidiary, AppliedTheory Corporation. The Company merged into AppliedTheory Corporation, which is the surviving entity.

     The Company is a provider of Internet solutions for businesses with critical Internet operations. The Company's solutions include: (i) Internet connectivity, (ii) Internet integration and enterprise portal development and
(iii) Web hosting.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the Company's significant accounting policies.

1.  REVENUE RECOGNITION

     Revenue from Internet connectivity and Web hosting services is recognized ratably over the period of the agreement as services are provided. Internet connectivity agreements range from one to five years and contain automatic renewal clauses unless either party cancels the agreement. Web hosting agreements are typically for periods of one year and automatically renew unless either party cancels the agreement.

     Revenue from Internet integration and enterprise portal development represents professional services that are recognized principally on a time-and-materials basis as the services are performed.

2.  DEFERRED REVENUE

     Deferred revenue consists principally of billings in advance of services not yet provided.

3.  RESEARCH AND DEVELOPMENT

     The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense.

4.  ADVERTISING

     Advertising costs, charged to operations when incurred, were approximately $435,000, $1,363,000 and $1,337,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

5.  INCOME TAXES

     The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

the financial reporting basis and tax basis of assets and liabilities. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be realizable.

6.  LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options and stock appreciation rights. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation of basic and diluted loss per share for each of the periods presented. Potential common shares that were excluded from the computation of diluted loss per share consisted of stock options and stock appreciation rights outstanding of 5,837,708, 3,998,333 and 3,348,837 for the years ended December 31, 1997, 1998 and 1999, respectively.

7.  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments, which principally consist of money market funds and time deposits, with an original maturity of three months or less at the date of acquisition to be cash equivalents.

8.  MARKETABLE SECURITIES

     Investments classified as marketable securities represent fixed maturity instruments (corporate bonds and notes) which are reported at their fair values. Unrealized gains and losses on these securities, net of related tax effects, are included in stockholders' equity as a component of accumulated other comprehensive loss. The Company considers all marketable securities as available for sale. Investment income is recognized when earned. Realized gains and losses on sales and maturities of investments are determined on a specific identification basis. The amortization of premiums and accretion of discounts are computed on the straight-line basis. Fair values are based on quoted market prices.

9.  PROPERTY AND EQUIPMENT

     Property, equipment and leasehold improvements are recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the term of the lease or the service lives of the improvements, whichever is shorter.

     Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Depreciation of capitalized leased assets is recorded on the straight-line method over the shorter of the term of the lease or the estimated useful life.

10.  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

11.  LEASE AND CONTRACTUAL COMMITMENTS

     The Company recognizes expense under operating leases and contractual agreements on a straight-line basis over the terms of the lease or agreement. The difference between the amounts computed on a straight-line basis and the amounts paid or payable is included in accrued expenses and other liabilities.

12.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable and marketable securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. However, these customers are concentrated in New York State. The Company's revenues from ORG customers and services to ORG accounted for approximately 47%, 37% and 27% of total net revenues for the years ended December 31, 1997, 1998 and 1999, respectively (Note L). One third-party customer accounted for 16%, 28% and 39% of total net revenues for the years ended December 31, 1997, 1998 and 1999, respectively. Accounts receivable at December 31, 1999 include approximately $3,584,000 from this third party customer.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, long-term debt and capital lease obligations approximate fair value because of the short maturity of these items.

     The carrying amount of the debt issued pursuant to the Company's bank credit agreement approximates fair value because the interest rates change with market interest rates.

14.  SEGMENT AND RELATED INFORMATION

     The Company operates as one business segment, as a provider of Internet solutions, and follows the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information."

     The Company had revenues from its major service offerings as follows:

                                                         1997       1998       1999
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Net revenues
  Internet connectivity...............................  $12,249    $15,077    $19,573
  Internet integration and enterprise portal
     development......................................    1,915      5,940     14,871
  Web hosting.........................................    1,008      1,546      3,201
                                                        -------    -------    -------
                                                        $15,172    $22,563    $37,645
                                                        =======    =======    =======

     Due to the way the Company manages its operations, it does not account for or report operating expenses by product/service offering.

15.  USE OF ESTIMATES

     In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

16.  EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after September 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No. 133. If the Company continues to not use these derivative instruments by the effective date of SFAS No. 133, the adoption of this statement will have no effect on the Company's results of operations or financial position.

17.  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE C -- COMPREHENSIVE LOSS

     Comprehensive loss for the years ended December 31, 1997, 1998 and 1999, was as follows:

                                                        1997       1998        1999
                                                       -------    -------    --------
                                                               (IN THOUSANDS)
Net loss.............................................  $(5,847)   $(6,883)   $(13,994)
Other comprehensive income (loss):
  Unrealized loss on marketable securities, net of
     income tax effect of $0.........................                            (251)
                                                       -------    -------    --------
Comprehensive loss...................................  $(5,847)   $(6,883)   $(14,245)
                                                       =======    =======    ========

NOTE D -- MARKETABLE SECURITIES

     Marketable securities at December 31, 1999 consist of the following:

                                                       AMORTIZED     FAIR      UNREALIZED
                                                         COST        VALUE        LOSS
                                                       ---------    -------    ----------
                                                                 (IN THOUSANDS)
Available-for-sale securities (carried on the balance
  sheet at fair value)
Debt securities with maturities:
  Less than one year.................................   $31,096     $30,875      $(221)
  Due in 1 -- 2 years................................     1,882       1,852        (30)
                                                        -------     -------      -----
                                                        $32,978     $32,727      $(251)
                                                        =======     =======      =====

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE E -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                               1998       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Computer equipment..........................................  $ 5,468    $14,168
Office furniture and equipment..............................      440      1,080
Equipment under capital leases..............................      551      2,000
Leasehold improvements......................................      353      2,634
                                                              -------    -------
                                                                6,812     19,882
Less accumulated depreciation and amortization..............   (2,609)    (6,001)
                                                              -------    -------
                                                              $ 4,203    $13,881
                                                              =======    =======

     The accumulated depreciation associated with equipment under capital leases was $113,082 and $675,847 in 1998 and 1999, respectively.

     On December 21, 1998, the Company adopted a plan, which was approved by the Board of Directors to close a leased facility, which principally is used as a Web hosting data center. The facility has experienced operational difficulties, which limited its usability as a Web hosting site and the ability to generate sufficient revenues. In connection with the plan of abandonment, the Company has recorded a $900,000 charge to operations for the year ended December 31, 1998 consisting of (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000 in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and
(ii) a $414,000 accrued liability, included in "Accrued expenses -- other" in 1998 and 1999, relating to equipment leases and a facility operating lease (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively, in accordance with the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (Note H). This accrued liability provides for only those costs subsequent to exiting the facility, that was expected to occur in September 1999, and costs prior thereto will be recognized during the period in which they are incurred. The plan calls for the Web hosting customer base served from this facility and the related revenues, which are not significant, to be transitioned to another facility. As of December 31, 1999, no amounts have been charged against this liability. The closure date has been delayed pending completion of additional data centers.

NOTE F -- INVESTMENT IN PLANNING TECHNOLOGIES, INC.

     On June 22, 1999, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Planning Technologies, Inc. ("PTI"), a Georgia corporation, which provides consulting and network engineering services, along with Grumman Hill Investments III, L.P., ("Grumman Hill") (Note K) and certain shareholders of PTI. Pursuant to the Stock Purchase Agreement, the Company acquired approximately 10% of the capital stock of PTI on a fully diluted basis, as defined in the Stock Purchase Agreement, for $5 million. The Company's 10% ownership interest in PTI is represented by 2,976,190 shares of PTI's Convertible Preferred Stock, which represent approximately 50% of PTI's outstanding Convertible Preferred Stock. The investment is being accounted for under the cost method.

     The Stock Purchase Agreement provides a definition of service revenues for PTI for the year ended December 31, 1999. In the event that PTI's service revenues for that period are below thresholds which are

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

described in the Stock Purchase Agreement, the Company will receive additional shares of PTI Convertible Preferred Stock representing up to 5% of the fully diluted capital stock of PTI.

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

     During 1999, the Company paid PTI approximately $26,000 in network operation related consulting fees.

NOTE G -- LONG-TERM DEBT, BORROWINGS FROM NET AND CAPITAL LEASE OBLIGATIONS

     Long-term debt, borrowings from NET and capital lease obligations consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              ------    -------
                                                               (IN THOUSANDS)
Line of credit..............................................  $5,430    $ 5,500
Borrowings from NYSERNet.net, Inc...........................   2,957
Equipment financing.........................................     897      1,408
Capital lease obligations (net interest of $23,400 and
  $78,200 in 1998 and 1999, respectively)...................     203      1,090
                                                              ------    -------
                                                               9,487      7,998
Less current portion........................................    (551)    (1,215)
                                                              ------    -------
                                                              $8,936    $ 6,783
                                                              ======    =======

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

     In accordance with the terms of the credit agreement, as amended on August 3, 1999, the bank issued a standby letter of credit in the Company's name for $650,000, expiring July 30, 2000, pursuant to the amended agreement, collateralizing the Company's obligation to a third party for a real property lease. The Company's available credit under its line of credit agreement is effectively reduced by the outstanding amount of the letter of credit.

     At December 31, 1999, the Company had $5,500,000, outstanding under the line of credit and, as a result of certain restrictions, has no additional availability at December 31, 1999. The average interest rate on outstanding borrowings was 6.1% and 5.7% at December 31, 1998 and 1999, respectively.

  Borrowings From NYSERNet.net, Inc.

     The Company has an unsecured borrowing facility with NET which provides for borrowings to a maximum amount of $6,187,000, less any preferred stock issued to NET (Note J), for working capital

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

requirements. Interest on the loans accrues at the prime rate (7.75% and 8.5% at December 31, 1998 and 1999, respectively) and payments are deferred for five years from the date of each advance or January 1, 2002, whichever is earlier. All principal borrowings under this agreement are due and payable on January 1, 2002. The Company had no principal borrowings outstanding under this facility as of December 31, 1999. Amounts charged to interest expense on the borrowings under this related party debt facility amounted to $58,915, $211,323 and $69,414 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Equipment Financing

     During 1998 and 1999, the Company entered into equipment financing agreements with a secured lender. Borrowings under these agreements are repayable in thirty-six (36) varying monthly installments of approximately $33,000 with interest at a fixed rate of 10.3% through September 2002. In connection with the equipment financing, the Company was required to place on deposit $382,000 as additional collateral. The security deposit, which is included in "Other assets" at December 31, 1998 and 1999, earns interest at a rate of 5.0% per annum and one-half is refundable on September 1, 2001, and beginning May 1, 2002, the monthly payments will be deducted from the outstanding security deposit.

  Capital Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through September 2001, with implicit interest rates ranging from 10.0% to 16.6%. In connection with the financing in 1999, the Company was required to deliver a security deposit by placing on deposit $782,000 as additional collateral. The security deposit was fully refunded to the Company in June 1999.

     The following is a summary of the aggregate annual maturities of long-term debt, borrowings from NET and capital lease obligations as of December 31, 1999:

YEAR ENDING DECEMBER 31,
------------------------                         (IN THOUSANDS)
       2000....................................      $1,215
       2001....................................       6,471
       2002....................................         312
                                                     ------
                                                     $7,998
                                                     ======

NOTE H -- ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses consisted of the following:

                                                               1998      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Network costs...............................................  $1,020    $2,511
Lease and contractual commitments...........................     185     1,035
Other.......................................................   1,268     1,248
                                                              ------    ------
                                                              $2,473    $4,794
                                                              ======    ======

     Other liabilities consisted of the following:

                                                              1998    1999
                                                              ----    ----
Lease and contractual commitments...........................  $215    $421
                                                              ====    ====

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE I -- COMMITMENTS AND CONTINGENCIES

1.  TELECOMMUNICATIONS

     The Company is committed to minimum annual and cumulative purchase commitments to two telecommunications vendors for various products and services as follows: (1) an aggregate minimum cumulative purchase commitment, beginning in November 1999, over the three-year term of the agreement of $9 million, with minimum annual commitments of $1,000,000 in 2000, 2001 and 2002 and (2) an aggregate minimum cumulative purchase commitment, beginning in December 1999, over the three-year term of the agreement of $25 million, as defined, with minimum annual commitments of $4,000,000 in 2000, $8,000,000 in 2001 and $10,000,000 in 2002.

     In 1999, the Company satisfied the purchase commitment under a previous arrangement with one of the aforementioned telecommunications vendors.

     The Company has also entered into contracts expiring at various times through the year 2002 with various communications vendors to provide services consisting of aggregating, routing and transporting data communications over the Company's network. Such contracts contain no minimum purchase commitments and are cancelable by either party.

     The Company had purchase commitments at December 31, 1999 totaling approximately $5,000,000 for various network equipment.

2.  FACILITIES AND EQUIPMENT LEASES

     The Company leases office facilities, data centers and certain equipment with expiration dates through November 2009. Certain operating leases for the office facilities include rent holidays and scheduled base rent increases over the term of the lease. The total amount of base rent is being charged to expense by the straight-line method over the terms of the lease.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31,
------------------------                                (IN
                                                     THOUSANDS)
2000.............................................     $ 2,400
2001.............................................       2,336
2002.............................................       2,164
2003.............................................       2,209
2004.............................................       2,257
Thereafter.......................................       7,917
                                                      -------
                                                      $19,283
                                                      =======

     Total rent expense for operating leases amounted to $862,000, $898,000 and $1,736,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

3.  EMPLOYMENT AGREEMENTS

     The Board of Directors has provided for severance payments upon termination of employment or change in control, as defined, for certain executive officers of the Company. Under this provision, the maximum aggregate commitment at December 31, 1999, excluding benefits, was approximately $1,276,000.

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

4.  LITIGATION MATTERS

     The Company is involved in various litigation, which arises through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE J -- REDEEMABLE PREFERRED STOCK

     Effective January 1, 1997, the Company issued 15,000 shares of redeemable preferred stock at $100 per share liquidation value to NET in satisfaction of the $1,500,000 advance (Note L(1)). Holders of shares of the redeemable preferred stock are entitled to receive payment for cumulative dividends at the annual rate of $14.00 per share (14%) beginning January 1, 1999, based upon a liquidation value of $100 per share, payable quarterly. At December 31, 1998, the amount of dividends payable on the 14% redeemable preferred stock was $420,000. On May 5, 1999, the Company paid approximately $1,993,000 to fully redeem all outstanding preferred stock and accrued dividends with a portion of the proceeds from the Company's IPO.

NOTE K -- STOCKHOLDERS' EQUITY (DEFICIT) AND STOCK OPTION PLANS

  Capitalization

     On January 29, 1999, the Company's Board of Directors authorized an increase in the number of common stock and preferred stock authorized to 90,000,000 and 1,000,000, respectively. Further all non-voting common shares are converted into voting common shares.

     On May 5, 1999, the Company completed its IPO. Through the IPO, 5,175,000 shares of the Company's common stock were issued for net proceeds of approximately $75.2 million after deduction of the underwriting discount, commissions and other offering costs of approximately $7.6 million.

  Private Placement

     On August 4, 1998, the Company completed a private placement of 1,725,000 shares of its voting common stock for proceeds of $4,985,719, net of issuance costs of $80,951. In connection with the private placement, NET sold a portion of its holdings in the Company. The stock purchase agreement also gives the investors the right of first refusal to purchase any equity securities of the Company at the same price, and on the same terms and conditions offered until such time that any class of the Company's equity securities is registered under the Securities Act. In addition, NET granted an irrevocable proxy to vote and to execute and deliver written consents or otherwise act with respect to 1,890,000 shares of its current holdings of 4,875,000 shares to the investors of the private placement. The proxy was granted to allow the investors to have voting power over a majority of the shares then outstanding which were entitled to vote at stockholders' meetings. The granting of the proxy was a condition to Broadwing Communication Services, Inc.'s ("Broadwing"), formerly IXC Internet Services, Inc., and Grumman Hill's agreement to purchase shares from NET and the Company. The number of shares covered by the proxy will reduce by that number of shares of the Company's common stock which the investors acquire from the Company or from stockholders under option agreements between such stockholders and the investors during the period between September 4, 1999 and October 28, 2000. As of December 31, 1999, the number of shares covered by the proxy is 389,723.

  Stock Splits

     On October 14, 1998 and April 12, 1999, the Board of Directors approved a five-for-one stock split and a one and one half-for-one stock split, respectively. All share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the stock split. The par value was maintained at $.01 per share.

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

  Employee Stock Purchase Plan

     In March 1999, the Board of Directors adopted an Employee Stock Purchase Plan, which permits eligible employees to purchase shares of the Company's common stock at a discounted price of 85% of the market value of the shares at the date of purchase, as defined. A total of 2,250,000 shares of the Company's common stock may be purchased under the employee plan. During 1999, employees purchased 28,208 shares, at $10.78 per share. Total proceeds received by the Company were approximately $304,000. The Plan conforms with Section 423 of the Internal Revenue Code of 1986 and is considered to be non-compensatory for financial reporting purposes.

  Stock Option Plans

     The Company's 1996 Incentive Stock Option Plan had authorized the grant of options to key employees, directors, advisors and consultants for up to 12,000,000 shares of the Company's common stock with an exercise price of not less than the fair market value of the shares at the date of grant. All options granted have ten-year terms and vest over one to five years following the date of grant. The Board of Directors may exercise the right to accelerate the vesting provisions of the option grants upon the occurrence of certain conditions, as defined. This plan was frozen on January 1, 1999 and accordingly no options were granted under the plan in 1999.

     On March 12, 1999, the Board of Directors approved its 1999 Stock Option Plan. The Plan has authorized the grant of options to employees and directors for up to 2,400,000 shares of the Company's common stock with an exercise price of not less than the fair market value of the shares at the date of grant. This plan allows for the granting of incentive stock options qualified under Section 422 of the Internal Revenue Code and also non-qualified options. All options granted have ten-year terms and vest immediately or over a period of one to five years following the date of grant. The Board of Directors may exercise the right to accelerate the vesting provisions of the option grants upon the occurrence of certain conditions, as defined.

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," method of determining compensation cost. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted and shares purchased through the employee stock purchase plan under the fair value method of that Statement. The fair value for these options and shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 DECEMBER 31,
                                                      ----------------------------------
                                                       1997          1998         1999
                                                      -------    ------------    -------
Risk-free interest rate.............................     5.40%        4.80%         5.70%
Volatility factor...................................     .001         .001           .80
Expected life of options............................  5 years      5 years       4 years

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common stockholders and pro forma basic and diluted loss per common share would have been as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1997       1998        1999
                                                       -------    -------    --------
                                                               (IN THOUSANDS,
                                                         EXCEPT PER SHARE AMOUNTS)
Pro forma net loss attributable to common
  stockholders.......................................  $(6,070)   $(7,288)   $(15,098)
Pro forma basic and diluted loss per common share....  $  (.62)   $  (.58)   $   (.77)

     A summary of the Company's stock option activity and related information under the plans for the years ended December 31, 1997, 1998 and 1999, follows:

                                                                                      WEIGHTED
                                                                  PRICE               AVERAGE
                                              OPTIONS           PER SHARE          EXERCISE PRICE
                                             ----------    --------------------    --------------
BALANCE, JANUARY 1, 1997...................   4,907,250    $ .056    -   $ .133        $ .072
Granted....................................     879,833                     .40           .40
Exercised..................................     (60,000)                   .133          .133
Forfeited..................................     (16,875)                   .263          .263
                                             ----------    --------------------    --------------
BALANCE, DECEMBER 31, 1997.................   5,710,208    $ .056    -   $  .40        $ .121
Granted....................................   2,211,773      .133    -     2.93         2.736
Exercised..................................  (3,559,335)     .056    -      .40          .076
Forfeited..................................    (364,313)     .056    -      .40          .292
                                             ----------    --------------------    --------------
BALANCE, DECEMBER 31, 1998.................   3,998,333    $ .056    -   $ 2.93        $ 1.59
Granted....................................     674,850     11.18    -    20.38         14.68
Exercised..................................  (1,115,818)     .056    -     2.93           .57
Forfeited..................................    (208,528)     .056    -    16.00          2.65
                                             ----------    --------------------
BALANCE, DECEMBER 31, 1999.................   3,348,837    $ .056    -   $20.38        $ 4.50
                                             ----------    ====================
Exercisable, December 31, 1997.............   1,378,470    $ .056    -   $  .40        $ .103
                                             ----------    ====================    ==============
Exercisable, December 31, 1998.............   1,760,858    $ .056    -   $ 2.93        $ .473
                                             ----------    ====================    ==============

     The weighted average fair values of options granted were $.00, $3.02 and $9.24 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Certain options were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock, resulting in aggregate total compensation of $5,059,000, of which a non-cash compensation expense of $117,000 and $1,371,000 was recorded for the years ended December 31, 1998 and 1999, respectively, with the remaining charge of $3,571,000 at December 31, 1999 to be recognized over the remaining vesting period of approximately three years.

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     Information, at date of issuance, regarding stock option grants during the year ended December 31, 1999 is summarized as follows:

                                                                  WEIGHTED-    WEIGHTED-
                                                                   AVERAGE      AVERAGE
                                                                  EXERCISE       FAIR
                                                       SHARES       PRICE        VALUE
                                                       -------    ---------    ---------
Exercise price exceeds market price..................  135,900     $16.00        $8.90
Exercise price equals market price...................  278,450      14.89         9.28
Exercise price is less than market price.............  260,500      13.70         9.36

     The following table summarizes information about the shares outstanding and exercisable for options at December 31, 1999:

                                        OUTSTANDING
                                ---------------------------        EXERCISABLE
                                    WEIGHTED                  ----------------------
                                    AVERAGE        WEIGHTED                 WEIGHTED
                                   REMAINING       AVERAGE                  AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL LIFE   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING       IN YEARS        PRICE     EXERCISABLE    PRICE
---------------   -----------   ----------------   --------   -----------   --------
 $ .056 -  .056       77,622          7.0           $ .056        15,390     $ .056
    .13 -   .13      585,000          7.0              .13       585,000        .13
    .40 -   .40      280,585          7.5              .40        67,939        .40
   2.93 -  2.93    1,738,030          8.9             2.93       595,487       2.93
  11.19 - 16.00      612,350          9.7            14.20         6,250      16.00
  17.50 - 20.38       55,250          9.8            19.60
                   ---------                                   ---------
$ .056 - 20.38..   3,348,837          8.5             4.50     1,270,066     $ 1.54
                   =========                                   =========

  Common Stock Reserved

     At December 31, 1999, the Company reserved for issuance 7,295,779 shares of its common stock as follows: (a) 5,073,987 shares pursuant to the Company's stock option plans and (b) 2,221,792 shares issuable under the Employee Stock Purchase Plan.

  Stock Appreciation Rights

     During 1997, the Board of Directors authorized the issuance of 127,500 Stock Appreciation Rights ("SARs") to certain executives at an exercise price varying from $.133 to $.40. The SARs vest ratably over a four-year period or upon occurrence of certain events. At the option of the Company, the SARs can be converted into nonstatutory stock options at their exercise price. As the Company determined that the exercise price exceeded the fair value of the underlying stock as of December 31, 1997, no compensation expense was recorded for the year then ended. The Company recognized $1,340,000 of compensation expense relating to SARs for the year ended December 31, 1998. In December 1998, pursuant to the original terms of the SARs, the Company converted the SARs into nonstatutory stock options, with the same terms and conditions as the SARs.

NOTE L -- RELATED PARTY TRANSACTIONS

1.  TRANSACTIONS WITH NET AND ORG

     The Company has entered into a resale agreement with ORG to serve as ORG's sole source provider for Internet system and network management solutions to ORG's customer base under contractual arrangements.

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

ORG's customers consist of (i) unrelated customers for which ORG serves as a conduit to the sales transactions between the Company and these customers and
(ii) member institutions of ORG for which ORG provides pricing terms below those charged by the Company to ORG. In addition, the Company provides services to ORG principally related to network development. The Company's revenues from ORG's customer base and services to ORG for the following periods are:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1998      1999
                                                          ------    ------    -------
                                                                (IN THOUSANDS)
Unrelated customers.....................................  $3,705    $3,052    $ 3,000
Member institutions.....................................   2,891     4,477      4,885
Services to ORG.........................................     553       798      2,432
                                                          ------    ------    -------
                                                          $7,149    $8,327    $10,317
                                                          ======    ======    =======

     The excess of the Company's revenues over amounts charged by ORG to its member institutions was approximately $1,490,000, $2,814,000 and $3,037,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Such revenues recognized by the Company from ORG are based on standard pricing terms for similar services offered to unrelated parties.

     The Company has also entered into a resource sharing agreement with both NET and ORG. During the years ended December 31, 1997, 1998 and 1999, the Company charged NET approximately $91,500, $100,000 and $100,000 and ORG approximately $210,000, $300,000 and $300,000, respectively, in management fees.

     During the year ended December 31, 1997, the Company purchased from ORG fixed assets previously leased from ORG with a book value of $2,129,000. In addition, the Company issued 15,000 shares of $100 per share liquidation value preferred stock in settlement of the advances due to NET (Note J).

2.  OTHER

     In 1998, two officers/stockholders of the Company borrowed a total of $294,000 under term note agreements. The total principal amount plus accrued interest was due in 2001. Interest was being accrued at a rate of 5.56%. Upon demand by the Company, the officers/stockholders were required to pledge common stock of the Company as collateral on these borrowings. These term notes and accrued interest were repaid in full during 1999.

     In December 1998, the Board authorized the Company to make available a $2.5 million credit line, effective January 1, 1999, to its Chairman/CEO to be used exclusively for purchasing the Company's common stock, under certain circumstances. In the event any borrowings are drawn against this credit line, the Board of Directors will establish payment terms, interest rates and collateral provisions. This line of credit agreement terminated upon consummation of the initial public offering transaction described in Note K.

3.  CONSULTING AND SERVICE AGREEMENTS

     In October 1996, the Company entered into a consulting agreement with a director/stockholder, which agreement expires in October 2000. The agreement, which is automatically renewable annually after the initial term, is cancelable by either party with notice, as defined. Under this agreement, the director/stockholder receives $5,000 per month in consulting fees. In addition, the director/stockholder received 750,000 stock options in October 1996 with an exercise price of $.13 per share, of which 187,500 options vested on October 1, 1997, with the balance vesting upon occurrence of certain events. The compensation charge pertaining to the stock options was nominal based on the fair value of the common stock at the date of grant.

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

These stock options became fully exercisable in 1998 as a result of the August 4, 1998 private placement transaction described in Note K. The Company incurred consulting fees of $60,000 in each of the years ended December 31, 1997, 1998 and 1999.

     During the years ended December 31, 1998 and 1999, the Company incurred $25,000 and $90,000, respectively, in consulting fees to one of its principal stockholders.

     During 1999, the Company and Broadwing, a principal stockholder, signed a Joint Marketing and Services Agreement. Under the agreement, each party can resell the services of the other party. During 1999, the Company purchased network access services under contract from Broadwing totaling approximately $840,000.

NOTE M -- INCOME TAXES

     The Company generated losses for income tax purposes of approximately $5,526,000, $4,800,000 and $12,078,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

     Significant components of the Company's deferred tax assets are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1997       1998        1999
                                                       -------    -------    --------
                                                               (IN THOUSANDS)
Expenses not currently deductible....................  $   375    $   766    $    515
Net operating loss carryforwards.....................    2,711      4,607       9,477
Amortization of intangible and fixed assets..........      504        471         556
Deferred compensation................................                             447
                                                       -------    -------    --------
Total deferred tax assets............................    3,590      5,844      10,995
Valuation allowance..................................   (3,590)    (5,844)    (10,995)
                                                       -------    -------    --------
                                                       $    --    $    --    $     --
                                                       =======    =======    ========

     A reconciliation between the Company's effective tax rate and the Federal income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Statutory Federal income tax rate...........................    34%      34%      34%
Valuation allowance on net operating loss...................   (32)%    (32)%    (28)%
Valuation allowance on temporary differences................    (1)%     (1)%     (3)%
Expenses not deductible for income tax purposes.............    (1)%     (1)%     (3)%
                                                               ---      ---      ---
Effective income tax rate...................................     0%       0%       0%
                                                               ===      ===      ===

     The Company has provided a net deferred tax asset valuation allowance for net deferred tax assets since realization of these benefits cannot be reasonably assured.

     At December 31, 1998 and 1999, the Company had net operating loss carryforwards of approximately $11,611,000 and $23,689,000, respectively, for income tax purposes. These net operating losses expire through year 2019. Utilization of the net operating loss arising prior to August 4, 1998 will be subject to an annual limitation due to the change in ownership on such date. Further limitations may occur in the event of significant changes in the Company's ownership. In addition, their use is limited to future earnings of the Company.

                           APPLIEDTHEORY CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

NOTE N -- RETIREMENT SAVINGS PLANS

     As of January 1, 1997, all employees covered under a former plan were transferred to The AppliedTheory Communications, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan") and the Money Purchase Pension Plan and the former plan was terminated and all participants were fully vested in their account balances.

     The 401(k) Plan covers substantially all employees. In addition to employee contributions, the Company matches a percentage of the employee's elective salary deferral into the Plan and contributes a percentage of each eligible employee's salary to the Money Purchase Plan Pension. Effective October 1, 1997, the Company terminated the Money Purchase Pension Plan. All employees in the Plan were vested, and all assets were transferred into the 401(k) Plan. The total contributions made by the Company under both Plans totaled approximately $587,000, $373,000 and $688,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

NOTE O -- SUBSEQUENT EVENT

1.  PURCHASE OF CRL NETWORK SERVICES, INC.

     On January 5, 2000, the Company's newly formed wholly-owned subsidiary, AppliedTheory Reef Acquisition Corp., ("the Merger Sub"), a Delaware corporation, purchased all of the capital stock of CRL Network Services, Inc. ("CRL") for up to approximately $9.9 million in cash and up to approximately 2,022,287 shares of common stock of the Company. Also the Merger Sub changed its name to AppliedTheory California Corporation. The Company owns all capital stock of AppliedTheory California Corporation. CRL provides high-speed Internet access and data networking solutions across the United States and owns and operates a Tier 1 network backbone.

     The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to the identifiable net assets acquired based on the estimated fair values. The balance of the purchase price will be recorded as goodwill.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of AppliedTheory Corporation

     In connection with our audit of the financial statements of AppliedTheory Corporation referred to in our report dated February 4, 2000, we have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ GRANT THORNTON LLP
                                          --------------------------------------

New York, New York
February 4, 2000

                           APPLIEDTHEORY CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS --
                                                  BALANCE AT      CHARGED TO                      BALANCE
                                                  BEGINNING        COSTS AND                     AT END OF
                                                  OF PERIOD        EXPENSES        DEDUCTIONS     PERIOD
                                                  ----------    ---------------    ----------    ---------
                                                                       (IN THOUSANDS)
Year ended December 31, 1997
Allowances for doubtful accounts................    $   24             119             21            122
Deferred tax valuation allowance................     1,273           2,317                         3,590

Year ended December 31, 1998
Allowances for doubtful accounts................       122              60             25            157
Deferred tax valuation allowance................     3,590           2,254                         5,844

Year ended December 31, 1999
Allowances for doubtful accounts................       157              90             16            231
Deferred tax valuation allowance................     5,844           5,151                        10,995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference to our proxy statement, which will be filed with the SEC on or before April 28, 2000 in connection with our annual meeting of stockholders for the year 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to our proxy statement, which will be filed with the SEC on or before April 28, 2000 in connection with our annual meeting of stockholders for the year 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to our proxy statement, which will be filed with the SEC on or before April 28, 2000 in connection with our annual meeting of stockholders for the year 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to our proxy statement, which will be filed with the SEC on or before April 28, 2000 in connection with our annual meeting of stockholders for the year 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

1.  FINANCIAL STATEMENTS

     The following financial statements of AppliedTheory Corporation and related notes, together with the report thereon of Grant Thornton LLP, the Company's independent auditors, are set forth herein as indicated below.

                                                              PAGE
                                                              -----
Report of Independent Certified Public Accountants..........   38
  Balance Sheets -- December 31, 1998 and 1999..............   39
  Statements of Operations for the Years Ended December 31,
     1997, 1998 and 1999....................................   40
  Statements of Stockholders' Equity (Deficit) and
     Comprehensive Loss for the Years Ended December 31,
     1997, 1998 and 1999....................................   41
  Statements of Cash Flows for the Years Ended December 31,
     1997, 1998 and 1999....................................   42
  Notes to Financial Statements.............................  43-57
Report of Independent Certified Public Accountants on
  Schedule..................................................   58
Schedule II -- Valuation and Qualifying Accounts............   59

2.  FINANCIAL STATEMENT SCHEDULES

     All financial statements schedules required to be filed in Part IV, Item 14(a) have been omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.  EXHIBITS

                                 EXHIBIT INDEX

(a.) EXHIBITS.

     The following Exhibits are filed or incorporated by reference herewith:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  2.01   Form of Agreement and Plan of Merger between AppliedTheory
         Corporation and AppliedTheory Communications, Inc.

   2.1 Agreement and Plan of Merger, dated December 3, 1999, by and among AppliedTheory Corporation, AppliedTheory Reef
         Acquisition Corp., CRL Network Services, Inc., a Delaware
         Corporation, and James G. Couch.

   2.2   Escrow Agreement, dated January 5, 2000, by and among,
         AppliedTheory Corporation, AppliedTheory Reef Acquisition
         Corp., United States Trust Company of New York, and James G.
         Couch.

   2.3   Put Option Agreement dated January 5, 2000, by and between,
         AppliedTheory Corporation, James G. Couch and other holders of capital Stock of CRL Network Services, Inc.

   2.4 Registration Rights Agreement dated January 5, 2000 by and between AppliedTheory Corporation, James G. Couch and any other holders of registerable stock of CRL Network Services, Inc. who may join the agreement.

   2.5   Tax Escrow Agreement dated January 5, 2000, by and among
         AppliedTheory Corporation, AppliedTheory Reef Acquisition
         Corp., CRL Network Services, Inc. and United States Trust
         Company of New York.

   2.6   Stock Purchase Agreement, dated June 22, 1999, by and among
         AppliedTheory Corporation, a Delaware corporation, Grumman
         Hill Investments III, L.P., a Delaware limited partnership,
         Planning Technologies, Inc., a Georgia corporation, Arturo
         Sanchez, Ronald G. Spencer and Peter Korman.

  3.01   Certificate of Incorporation of the Registrant.

  3.02   Bylaws of the Registrant.

  4.01   Specimen of Certificate for Common Stock of the Registrant.

  4.02   Registration Rights Agreement by and among IXC Internet
         Services, Inc., Grumman Hill Investments III, L.P.,
         AppliedTheory Communications, Inc., NYSERNet.net, Inc.,
         Richard Mandelbaum, James D. Luckett, Denis J. Martin, Mark
         A. Oros, David A. Buckel and Shelley A. Harrison, dated July
         10, 1998.

  5.01   Opinion of Dewey Ballantine LLP.

 10.01   Stock Purchase Agreement by and among IXC Internet Services,
         Inc., Grumman Hill Investments III, L.P., AppliedTheory
         Communications, Inc., NYSERNet.net, Inc., Richard
         Mandelbaum, David Buckel, James Luckett, Denis Martin and
         Mark Oros, dated August 4, 1998.

 10.02   1996 Incentive Stock Option Plan.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.03   Form of Option Agreements among the Registrant, IXC Internet
         Services, Inc. and Grumman Hill Investments III, L.P. and
         John Pendray, Robert Riley, Bill Owens, Jacqueline A. Owens,
         Patrick McManus, Stephen Kankus, Barbara J. DeMong, David
         Buckel, Charles Brauch, Marc Bortniker, Shelley Harrison,
         James Luckett, Richard Mandelbaum, Denis Martin, Mark Oros,
         George Sadowsky and Yechiam Yemini, each dated August 4,
         1998.

 10.04   Non Statutory Stock Option Contract with Shelley Harrison.

 10.05   Agreement of Lease between 55 Broad Street Company and
         AppliedTheory Communications, Inc. (as successor to
         NYSERNet, Inc.), dated May 1, 1996.

 10.06   Agreement of Lease between Cuttermill Realty Co. and
         AppliedTheory Communications, Inc. and NYSERNet.org, Inc.
         (together as successors to NYSERNet, Inc.), dated July 1,
         1996.

 10.07   Lease Agreement between Elwood Davis Road Company and
         AppliedTheory Communications, Inc. (as successor to
         NYSERNet, Inc.), dated November 1995.

 10.08   Form of Employment and Non-Competition Agreement between
         AppliedTheory Communications, Inc. and Richard Mandelbaum,
         Lawrence B. Helft, James Luckett, Mark Oros, Denis Martin and David Buckel.

 10.09 Agreement between AppliedTheory Communications, Inc. (as successor to NYSERNet, Inc.) and Sprint Communications Co.,
         L.P., dated August 11, 1994.

 10.10   Consulting Agreement between AppliedTheory Communications,
         Inc. and Shelley A. Harrison, dated October 5, 1996.

 10.11   Form of Indemnification Agreement between AppliedTheory
         Corporation and certain directors.

 10.12   Note with David A. Buckel, dated July 30, 1998.

 10.13   Note with James D. Luckett, dated July 30, 1998.

 10.14   Assignment, Software Development and License Agreement
         Between NYSERNet.org, Inc. and AppliedTheory Communications,
         Inc., dated October 1, 1996.

 10.15   Joint Marketing and Services Agreement between AppliedTheory
         Communications, Inc. and IXC Internet Services, Inc., dated
         January 26, 1999.

 10.16   Resale Agreement between AppliedTheory Communications, Inc.
         (as successor to NYSERNet.com, Inc.), and NYSERNet.org,
         Inc., dated October 1, 1996.

 10.17   Resource Sharing Agreement between AppliedTheory
         Communications, Inc. (as successor to NYSERNet.com, Inc.)
         and NYSERNet.org, Inc., dated October 1, 1996.

 10.18   Agreement between AppliedTheory Communications, Inc. (as
         Successor to NYSERNet, Inc.) and the New York State
         Department of Labor, dated September 27, 1994.

 10.19   Promissory Note between AppliedTheory Communications, Inc.
         and NYSERNet.net, Inc., dated January 27, 1999.

 10.20   Revolving Note Agreement between Fleet National Bank and
         AppliedTheory Communications, Inc., dated January 20, 1998.

 10.21   1999 Employee Stock Purchase Plan.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.22   1999 Stock Option Plan.

 10.23   Form of Preferred Stock Purchase Agreement by and between
         AppliedTheory Corporation and NYSERNet.net, Inc.

 10.24   Request for Service between AppliedTheory Communications,
         Inc. (as successor to NYSERNet, Inc.) and Bell Atlantic
         Corp. (as successor to New York Telephone Company)

 10.25   Consent of Grant Thornton LLP.

 10.26 Consent of Dewey Ballantine LLP (contained in Exhibit 5.01 of Form S-1).

 10.27   Power of Attorney.

 10.28 Master Service Agreement between AppliedTheory Corporation and NYSERNet.org, Inc. dated June 14, 1999.

 10.29   Amendment No. 6 to Agreement between AppliedTheory
         Corporation and the New York State Department of Labor, dated August 11, 1998.

 10.30   Amendment No. 7 to Agreement between AppliedTheory
         Corporation and the New York State Department of Labor, dated July 1, 1999.

 10.31   Sublease Agreement between AppliedTheory Corporation and
         Time Square Studios Ltd., dated July 20, 1999

 10.32   Amendment No. 8 to Agreement between AppliedTheory
         Corporation and the New York State Department of Labor, dated August 17, 1999.

 10.33   Lease Agreement between 224 Harrison Associates, LLC and
         AppliedTheory Corporation, dated September 17, 1999.

 10.34   Lease Agreement between Hayward Point Eden I Limited
         Partnership and AppliedTheory Corporation, dated September
         3, 1999.

 10.35   Agreement between Sprint Communications Company LP and
         AppliedTheory Corporation dated November 1, 1999

 10.36   Agreement between and AT&T Corp. and AppliedTheory
         Corporation dated November 8, 1999.

 10.37 Master building space license agreement between AppliedTheory Corporation and AT&T Corp. dated July 2, 1999.

 10.38   Lease agreement between Merritt-CCP III, LLC and
         AppliedTheory Corporation dated July 19, 1999

 10.39 Opinion and Consent of Dewey Ballantine LLP with respect to the legality of the securities being registered
 10.40 Consent of Dewey Ballantine LLP (contained in their opinion filed as Exhibit 5.1 to Form S-8)
 10.41   Consent of Grant Thornton, L.L.P.
 10.42 Power of Attorney of directors and certain officers of the Company (included on Signature Page)
  11.1 Calculation of basic and diluted loss per share and weighted average shares used in calculation for the year ended
         December 31, 1997.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  11.2   Calculation of basic and diluted loss per share and weighted average shares used in calculation for the year ended
         December 31, 1998.
  11.3   Calculation of basic and diluted loss per share and weighted average shares used in calculation for the year ended
         December 31, 1999.
  23.1   Consent of Grant Thornton LLP
  27.1   Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
         only.

     (b) Reports on Form 8-K

     On December 20, 1999, we filed a current report on Form 8-K that included information relating to an agreement and plan of merger dated December 3, 1999 to purchase CRL Network Services, Inc. AppliedTheory agreed to acquire all of the capital stock of CRL for up to $10 million in cash and up to 2,031,250 shares in AppliedTheory common stock. The acquisition was consummated on January 5, 2000, as reported in a current report on Form 8-K that was filed on January 20, 2000, CRL's financial statements and pro forma financial information, was included in the current reports on Form 8-K for this transaction through a Form 8-K/A filed on March 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AppliedTheory Corporation

Date:  March 26, 2000                         by: /s/ RICHARD MANDELBAUM
                                              --------------------------------------------------------
                                              Richard Mandelbaum
                                              Chairman of the Board,
                                              Chief Executive Officer, and Director
                                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 2000                         /s/ RICHARD MANDELBAUM
                                              --------------------------------------------------------
                                              Richard Mandelbaum
                                              Chairman of the Board,
                                              Chief Executive Officer, and Director
                                              (Principal Executive Officer)

Date:  March 26, 2000                         /s/ LAWRENCE B. HELFT
                                              --------------------------------------------------------
                                              Lawrence B. Helft
                                              President and Chief Operating Officer

Date:  March 26, 2000                         /s/ DAVID BUCKEL
                                              --------------------------------------------------------
                                              David Buckel
                                              Sr. Vice President and Chief Financial Officer
                                              (Principal Financial and Accounting Officer)

Date:  March 26, 2000                         /s/ DOMINICK DEANGELO
                                              --------------------------------------------------------
                                              Dominick DeAngelo
                                              Director

Date:  March 26, 2000                         /s/ SHELLEY HARRISON
                                              --------------------------------------------------------
                                              Shelley Harrison
                                              Director

Date:  March 26, 2000                         /s/ JAMES KELSEY
                                              --------------------------------------------------------
                                              James Kelsey
                                              Director

Date:  March 26, 2000                         /s/ GEORGE SADOWSKY
                                              --------------------------------------------------------
                                              George Sadowsky
                                              Director

                                 EXHIBIT INDEX

(a.) EXHIBITS.

     The following Exhibits are filed or incorporated by reference herewith:

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION/PAGE #
-------                    -----------                                 ---------------

  2.01   Form of Agreement and Plan of Merger between      Incorporated by reference from
         AppliedTheory Corporation and AppliedTheory       AppliedTheory's Form S-1 located under
         Communications, Inc.                              SEC File No. 333-72133 ("Form S-1")

   2.1   Agreement and Plan of Merger, dated December 3,   Incorporated by reference from
         1999, by and among AppliedTheory Corporation,     AppliedTheory's Form 8-K filed December
         AppliedTheory Reef Acquisition Corp., CRL         20, 1999
         Network Services, Inc., a Delaware Corporation,
         and James G. Couch.

   2.2   Escrow Agreement, dated January 5, 2000, by and   Incorporated by reference from
         among, AppliedTheory Corporation, AppliedTheory   AppliedTheory's Form 8-K filed December
         Reef Acquisition Corp., United States Trust       20, 1999
         Company of New York, and James G. Couch.

   2.3   Put Option Agreement dated January 5, 2000, by    Incorporated by reference from
         and between, AppliedTheory Corporation, James G.  AppliedTheory's Form 8-K filed December
         Couch and other holders of capital Stock of CRL   20, 1999
         Network Services, Inc.

   2.4   Registration Rights Agreement dated January 5,    Incorporated by reference from
         2000 by and between AppliedTheory Corporation,    AppliedTheory's Form 8-K filed December
         James G. Couch and any other holders of           20, 1999
         registerable stock of CRL Network Services, Inc.
         who may join the agreement.

   2.5   Tax Escrow Agreement dated January 5, 2000, by    Incorporated by reference from
         and among AppliedTheory Corporation,              AppliedTheory's Form 8-K filed January
         AppliedTheory Reef Acquisition Corp., CRL         20, 2000
         Network Services, Inc. and United States Trust
         Company of New York.

   2.6   Stock Purchase Agreement, dated June 22, 1999,    Incorporated by reference from Exhibit
         by and among AppliedTheory Corporation, a         99.1 in AppliedTheory's Form 8-K filed
         Delaware corporation, Grumman Hill Investments    June 22, 1999
         III, L.P., a Delaware limited partnership,
         Planning Technologies, Inc., a Georgia
         corporation, Arturo Sanchez, Ronald G. Spencer
         and Peter Korman.

  3.01   Certificate of Incorporation of the Registrant.   Incorporated by reference from Form S-1

  3.02   Bylaws of the Registrant.                         Incorporated by reference from Form S-1

  4.01   Specimen of Certificate for Common Stock of the   Incorporated by reference from Form S-1
         Registrant.

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION/PAGE #
-------                    -----------                                 ---------------
  4.02   Registration Rights Agreement by and among IXC    Incorporated by reference from Form S-1
         Internet Services, Inc., Grumman Hill
         Investments III, L.P., AppliedTheory
         Communications, Inc., NYSERNet.net, Inc.,
         Richard Mandelbaum, James D. Luckett, Denis J.
         Martin, Mark A. Oros, David A. Buckel and
         Shelley A. Harrison, dated July 10, 1998.

  5.01   Opinion of Dewey Ballantine LLP.                  Incorporated by reference from Form S-1

 10.01   Stock Purchase Agreement by and among IXC         Incorporated by reference from Form S-1
         Internet Services, Inc., Grumman Hill
         Investments III, L.P., AppliedTheory
         Communications, Inc., NYSERNet.net, Inc.,
         Richard Mandelbaum, David Buckel, James Luckett,
         Denis Martin and Mark Oros, dated August 4,
         1998.

 10.02   1996 Incentive Stock Option Plan.                 Incorporated by reference from Form S-1

 10.03   Form of Option Agreements among the Registrant,   Incorporated by reference from Form S-1
         IXC Internet Services, Inc. and Grumman Hill
         Investments III, L.P. and John Pendray, Robert
         Riley, Bill Owens, Jacqueline A. Owens, Patrick
         McManus, Stephen Kankus, Barbara J. DeMong,
         David Buckel, Charles Brauch, Marc Bortniker,
         Shelley Harrison, James Luckett, Richard
         Mandelbaum, Denis Martin, Mark Oros, George
         Sadowsky and Yechiam Yemini, each dated August
         4, 1998.

 10.04   Non Statutory Stock Option Contract with Shelley  Incorporated by reference from Form S-1
         Harrison.

 10.05   Agreement of Lease between 55 Broad Street        Incorporated by reference from Form S-1
         Company and AppliedTheory Communications, Inc.
         (as successor to NYSERNet, Inc.), dated May 1,
         1996.

 10.06   Agreement of Lease between Cuttermill Realty Co.  Incorporated by reference from Form S-1 and AppliedTheory Communications, Inc. and
         NYSERNet.org, Inc. (together as successors to
         NYSERNet, Inc.), dated July 1, 1996.

 10.07   Lease Agreement between Elwood Davis Road         Incorporated by reference from Form S-1
         Company and AppliedTheory Communications, Inc.
         (as successor to NYSERNet, Inc.), dated November
         1995.

 10.08   Form of Employment and Non-Competition Agreement  Incorporated by reference from Form S-1 between AppliedTheory Communications, Inc. and
         Richard Mandelbaum, Lawrence B. Helft, James
         Luckett, Mark Oros, Denis Martin and David
         Buckel.

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION/PAGE #
-------                    -----------                                 ---------------
 10.09   Agreement between AppliedTheory Communications,   Incorporated by reference from Form S-1
         Inc. (as successor to NYSERNet, Inc.) and Sprint
         Communications Co., L.P., dated August 11, 1994.

 10.10   Consulting Agreement between AppliedTheory        Incorporated by reference from Form S-1
         Communications, Inc. and Shelley A. Harrison,
         dated October 5, 1996.

 10.11   Form of Indemnification Agreement between         Incorporated by reference from Form S-1
         AppliedTheory Corporation and certain directors.

 10.12   Note with David A. Buckel, dated July 30, 1998.   Incorporated by reference from Form S-1

 10.13   Note with James D. Luckett, dated July 30, 1998.  Incorporated by reference from Form S-1

 10.14   Assignment, Software Development and License      Incorporated by reference from Form S-1
         Agreement Between NYSERNet.org, Inc. and
         AppliedTheory Communications, Inc., dated
         October 1, 1996.

 10.15   Joint Marketing and Services Agreement between    Incorporated by reference from Form S-1
         AppliedTheory Communications, Inc. and IXC
         Internet Services, Inc., dated January 26, 1999.

 10.16   Resale Agreement between AppliedTheory            Incorporated by reference from Form S-1
         Communications, Inc. (as successor to
         NYSERNet.com, Inc.), and NYSERNet.org, Inc.,
         dated October 1, 1996.

 10.17   Resource Sharing Agreement between AppliedTheory  Incorporated by reference from Form S-1
         Communications, Inc. (as successor to
         NYSERNet.com, Inc.) and NYSERNet.org, Inc.,
         dated October 1, 1996.

 10.18   Agreement between AppliedTheory Communications,   Incorporated by reference from Form S-1
         Inc. (as Successor to NYSERNet, Inc.) and the
         New York State Department of Labor, dated
         September 27, 1994.

 10.19   Promissory Note between AppliedTheory             Incorporated by reference from Form S-1
         Communications, Inc. and NYSERNet.net, Inc.,
         dated January 27, 1999.

 10.20   Revolving Note Agreement between Fleet National   Incorporated by reference from Form S-1
         Bank and AppliedTheory Communications, Inc.,
         dated January 20, 1998.

 10.21   1999 Employee Stock Purchase Plan.                Incorporated by reference from Form S-1

 10.22   1999 Stock Option Plan.                           Incorporated by reference from Form S-1

 10.23   Form of Preferred Stock Purchase Agreement by     Incorporated by reference from Form S-1
         and between AppliedTheory Corporation and
         NYSERNet.net, Inc.

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION/PAGE #
-------                    -----------                                 ---------------
 10.24   Request for Service between AppliedTheory         Incorporated by reference from
         Communications, Inc. (as successor to NYSERNet,   AppliedTheory's Form S-1/A located
         Inc.) and Bell Atlantic Corp. (as successor to    under Securities and Exchange
         New York Telephone Company)                       Commission File No. 333-72133

 10.25   Consent of Grant Thornton LLP.                    Incorporated by reference from Exhibit
                                                           23.1 of Form S-1

 10.26   Consent of Dewey Ballantine LLP (contained in     Incorporated by reference from Exhibit
         Exhibit 5.01 of Form S-1).                        23.2 of Form S-1

 10.27   Power of Attorney.                                Incorporated by reference from Exhibit
                                                           24.1 of Form S-1

 10.28   Master Service Agreement between AppliedTheory    Incorporated by reference from Exhibit
         Corporation and NYSERNet.org, Inc. dated June     10.1 of AppliedTheory's Quarterly
         14, 1999.                                         Report on Form 10-Q for the quarter
                                                           ended June 30, 1999 located under
                                                           Securities and Exchange Commission File
                                                           No. 000-25759 ("June 1999 10-Q")

 10.29   Amendment No. 6 to Agreement between              Incorporated by reference from Exhibit
         AppliedTheory Corporation and the New York State  10.2 of June 1999 Form 10-Q
         Department of Labor, dated August 11, 1998.

 10.30   Amendment No. 7 to Agreement between              Incorporated by reference from Exhibit
         AppliedTheory Corporation and the New York State  10.3 of June 1999 Form 10-Q
         Department of Labor, dated July 1, 1999.

 10.31   Sublease Agreement between AppliedTheory          Incorporated by reference from Exhibit
         Corporation and Time Square Studios Ltd., dated   10.4 of June 1999 Form 10-Q
         July 20, 1999

 10.32   Amendment No. 8 to Agreement between              Incorporated by reference from Exhibit
         AppliedTheory Corporation and the New York State  10.1 of AppliedTheory's Quarterly
         Department of Labor, dated August 17, 1999.       Report on Form 10-Q for the quarter
                                                           ended September 30, 1999 located under
                                                           Securities and Exchange Commission File
                                                           No. 000-25759 ("September 1999 10-Q")

 10.33   Lease Agreement between 224 Harrison Associates,  Incorporated by reference from Exhibit
         LLC and AppliedTheory Corporation, dated          10.2 of September 1999 10-Q
         September 17, 1999.

 10.34   Lease Agreement between Hayward Point Eden I      Incorporated by reference from Exhibit
         Limited Partnership and AppliedTheory             10.3 of September 1999 10-Q
         Corporation, dated September 3, 1999.

 10.35   Agreement between Sprint Communications Company   Filed herewith
         LP and AppliedTheory Corporation dated November
         1, 1999

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION/PAGE #
-------                    -----------                                 ---------------
 10.36   Agreement between and AT&T Corp. and              Filed herewith
         AppliedTheory Corporation dated November 8,
         1999.

 10.37   Master building space license agreement between   Filed herewith
         AppliedTheory Corporation and AT&T Corp. dated
         July 2, 1999.

 10.38   Lease agreement between Merritt-CCP III, LLC and  Filed herewith
         AppliedTheory Corporation dated July 19, 1999

 10.39   Opinion and Consent of Dewey Ballantine LLP with  Incorporated by reference from Exhibit
         respect to the legality of the securities being   5.1 of AppliedTheory's Form S-8 located
         registered                                        under Securities and Exchange
                                                           Commission File No. 333-83177 ("Form
                                                           S-8")
 10.40   Consent of Dewey Ballantine LLP (contained in     Incorporated by reference from Exhibit
         their opinion filed as Exhibit 5.1 to Form S-8)   5.1 of AppliedTheory's Form S-8 located
                                                           under Securities and Exchange
                                                           Commission File No. 333-83177 ("Form
                                                           S-8")
 10.41   Consent of Grant Thornton, L.L.P.                 Incorporated by reference from Exhibit
                                                           23.2 of AppliedTheory's Form S-8
                                                           located under Securities and Exchange
                                                           Commission File No. 333-83177 ("Form
                                                           S-8")
 10.42   Power of Attorney of directors and certain        Incorporated by reference from Exhibit
         officers of the Company (included on Signature    24.1 of AppliedTheory's Form S-8
         Page)                                             located under Securities and Exchange
                                                           Commission File No. 333-83177 ("Form
                                                           S-8")
  11.1   Calculation of basic and diluted loss per share   Filed herewith
         and weighted average shares used in calculation
         for the year ended December 31, 1997.
  11.2   Calculation of basic and diluted loss per share   Filed herewith
         and weighted average shares used in calculation
         for the year ended December 31, 1998.
  11.3   Calculation of basic and diluted loss per share   Filed herewith
         and weighted average shares used in calculation
         for the year ended December 31, 1999.
  23.1   Consent of Grant Thornton LLP                     Filed herewith
  27.1   Financial Data Schedule, which is submitted       Filed herewith
         electronically to the Securities and Exchange
         Commission for information only.