Form 10-Q
period 2000-03-31
APPLIEDTHEORY CORP
filed 2000-05-15
CIK 1078577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-25759


                            APPLIEDTHEORY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                         16-1491253
  (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION  NO.)



      1500 BROADWAY, 3RD FLOOR                                    10036
         NEW YORK, N.Y.                                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                (212) 398-7070
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

As of May 2, 2000, there were 23,360,629 shares of AppliedTheory Corporation common stock, par value $.01, outstanding.


                    The Index of Exhibits appears on page 33

                            APPLIEDTHEORY CORPORATION



                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000       3

         Consolidated Statements of Operations for the three months ended
         March 31, 1999 and March 31, 2000 ....................................       4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1999 and March 31, 2000 ....................................       5

         Notes to Consolidated Financial Statements ...........................       6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................      12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........      17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................      17

Item 2.  Changes in Securities and Use of Proceeds ............................      17

Item 3.  Defaults Upon Senior Securities ......................................      18

Item 4.  Submission of Matters to a Vote of Security Holders ..................      18

Item 5.  Other Information ....................................................      19

Item 6.  Exhibits and Reports on Form 8K ......................................      31

Signatures ....................................................................      32

Exhibit Index .................................................................      33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 December, 31           March 31,
                                                                                     1999                 2000
                                                                            ---------------------      -----------
                                                                            (Derived from Audited      (Unaudited)
                                                                            Financial Statements)
                                    ASSETS
Current assets
    Cash and cash equivalents                                                     $  14,834             $   5,203
    Marketable securities                                                            32,727                17,053
    Accounts receivable, net of allowance of $231 and $649, respectively              6,714                 9,244
    Due from related parties                                                             59                 1,011
    Prepaid expenses and other assets                                                 2,133                 2,458
                                                                                  ---------             ---------
           Total current assets                                                      56,467                34,969
Property and equipment, net                                                          13,881                25,167
Investment, at cost                                                                   5,000                 5,000
Goodwill                                                                                                   43,496
Other assets                                                                          1,587                 1,320
                                                                                  ---------             ---------
           Total assets                                                           $  76,935             $ 109,952
                                                                                  =========             =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                              $   5,025             $   6,302
    Line of credit                                                                                          5,500
    Accrued payroll                                                                   2,012                 3,081
    Accrued expenses                                                                  4,794                 5,942
    Deferred revenue                                                                  2,476                 2,652
    Current portion of long-term debt and capital lease obligations                   1,215                 3,329
                                                                                  ---------             ---------
           Total current liabilities                                                 15,522                26,806
Long-term debt and capital lease obligations                                          6,783                 4,979
Other liabilities                                                                       421                   418

Stockholders' equity:
    Common stock, $.01 par value; 90,000,000 shares authorized; issued and outstanding 21,413,362 shares at December 31, 1999
       and 23,282,631 shares at March 31, 2000                                          214                   233
Additional paid-in capital                                                           84,052               118,393
Accumulated deficit                                                                 (29,806)              (40,794)
Accumulated other comprehensive loss                                                   (251)                  (83)
                                                                                  ---------             ---------
           Total stockholders' equity                                                54,209                77,749
                                                                                  ---------             ---------
           Total liabilities and stockholders' equity                             $  76,935             $ 109,952
                                                                                  =========             =========


        The accompanying notes are an integral part of these statements.

                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            March 31,
                                                                 ---------------------------------
                                                                    1999                 2000
                                                                 ------------         ------------
Net revenues
   Third-party customers                                         $      4,833         $     13,099
   NYSERNet.org, Inc. customers and services                            2,034                2,724
                                                                 ------------         ------------

     Total net revenues                                                 6,867               15,823
                                                                 ------------         ------------

Costs and expenses
   Cost of revenues                                                     4,103               11,043
   Sales and marketing                                                  1,764                6,711
   General and administrative                                           1,814                4,909
   Research and development                                                63                  167
   Depreciation and amortization                                          616                4,117
   Other expenses (income)                                                  3                  (21)
                                                                 ------------         ------------

     Total costs and expenses                                           8,363               26,926
                                                                 ------------         ------------

     Loss from operations                                              (1,496)             (11,103)

Interest income                                                           (18)                (393)
Interest expense                                                          180                  278
                                                                 ------------         ------------

     NET LOSS                                                          (1,658)             (10,988)

Preferred stock dividends                                                  52                    0
                                                                 ------------         ------------

Net loss attributable to common stockholders                     $     (1,710)        $    (10,988)
                                                                 ============         ============

Basic and diluted loss per common share                          $      (0.11)        $      (0.48)
                                                                 ============         ============

Shares used in computing basic and diluted loss per share          15,930,258           23,105,302
                                                                 ============         ============


             The accompanying notes are an integral part of these statements.

                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           March 31,
                                                                                    -------------------------
                                                                                      1999             2000
                                                                                    --------         --------
Cash flows from operating activities
         Net loss                                                                   $ (1,658)        $(10,988)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                              616            1,839
              Amortization of goodwill                                                                  2,278
              Provision for bad debts                                                     23              110
              Deferred payment of interest expense to NYSERNet.net, Inc.                  52
              Loss on sale of property and equipment                                       3
              Non-cash compensation expense                                              313              309
              Changes in assets and liabilities, net of effects of business acquisitions
                Accounts receivable, net                                                (326)          (1,796)
                Due to (from) related parties                                             18             (952)
                Prepaid expenses and other assets                                       (284)             592
                Accounts payable                                                         840               58
                Accrued payroll                                                          284            1,069
                Accrued expenses and other liabilities                                    89           (1,517)
                Deferred revenue                                                         (59)             (41)
                                                                                    --------         --------

              Net cash used in operating activities                                      (89)          (9,039)
                                                                                    --------         --------

Cash flows from investing activities
         Purchases of property and equipment                                            (889)          (5,690)
         Investment in certain businesses, net of cash acquired                                        (9,653)
         Proceeds from sale of marketable securities                                                   15,842
         Payments received on notes receivable                                             1                1
                                                                                    --------         --------

              Net cash provided by (used in) investing activities                       (888)             500
                                                                                    --------         --------

Cash flows from financing activities
         Issuance of common stock, net of issuance costs                                 121               90
         Borrowings from NYSERNet.net, Inc.                                              800
         Proceeds from line of credit borrowings, net                                     70
         Principal payments on capital leases                                           (205)            (290)
         Principal payments on long-term debt                                                            (892)
         Security deposit on equipment financing                                        (782)
                                                                                    --------         --------

              Net cash provided by (used in) financing activities                          4           (1,092)
                                                                                    --------         --------

              Net decrease in cash and cash equivalents                                 (973)          (9,631)

Cash and cash equivalents, beginning of period                                         1,786           14,834
                                                                                    --------         --------

Cash and cash equivalents, end of period                                            $    813         $  5,203
                                                                                    ========         ========

Supplemental disclosures of noncash investing transactions:
         Issuance of common stock for investment in certain businesses                               $ 33,961
         Fixed asset acquisitions financed through capital lease obligations        $  1,149            5,029


        The accompanying notes are an integral part of these statements.

                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

   AppliedTheory Corporation (formerly AppliedTheory Communications, Inc.) was incorporated in the State of New York in November 1995 as a wholly-owned subsidiary of NYSERNet.net, Inc. ("NET"), a not-for profit corporation. NET is also the sole member of NYSERNet.org, Inc. ("ORG"), a not-for-profit corporation (in effect, ORG is a wholly-owned subsidiary of NET). As a result of certain transactions completed during 1998 (the exercise of 3,559,335 stock options, the private placement of 1,725,000 shares and NET's direct sale of 4,875,000 shares it owned of AppliedTheory), and the effect of the Company's initial public offering ("IPO") in April 1999, Net's ownership percentage declined to less than 50%. In conjunction with the IPO, AppliedTheory Communications, Inc. reorganized as a Delaware corporation. On January 28, 1999, the Company established its wholly owned subsidiary, AppliedTheory Corporation. The Company merged into AppliedTheory Corporation, which is the surviving entity.

   As of January 1, 2000, the consolidated financial statements include the accounts of AppliedTheory Corporation and its wholly owned subsidiary AppliedTheory California Corporation (See Note B). All significant intercompany transactions have been eliminated in consolidation. These financial statements for the three months ended March 31, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of AppliedTheory Corporation (the "Company") as of and for the year ended December 31, 1999 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited financial statements of AppliedTheory Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods have been reflected. Operating results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.


NOTE B - ACQUISITIONS

   On January 5, 2000, the Company's newly formed wholly owned subsidiary, AppliedTheory Reef Acquisition Corp., ("Merger Sub."), a Delaware corporation, purchased all of the capital stock of CRL Networks, Inc. ("CRL") for $9,939,000 in cash and up to approximately 2,022,291 shares of common stock, par value $.01 per share of the Company. Also the Merger Sub. changed its name to AppliedTheory California Corporation. The Company owns all capital stock of AppliedTheory California Corporation. CRL provides high speed Internet access and data networking solutions across the United States and owns and operates a Tier 1 network backbone.

   The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. The balance of the purchase price was recorded as goodwill and is being

                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   amortized over 5 years. The acquisition was financed using a portion of the net proceeds of the IPO.

   The Company has retained 285,507 shares of AppliedTheory common stock valued at $19.16 per share payable to CRL's former owners under escrow provisions of the Merger Agreement to cover various contingencies. Such amounts will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable. At March 31, 2000, no amount had been recorded since the outcome of the contingencies was not determinable. In connection with the acquisition of CRL the Company entered into a put option agreement requiring the Company to re-purchase a total of 625,000 shares of AppliedTheory common stock on the first and second anniversary of the acquisition. The financial statements reflect the preliminary allocation of the purchase price and are subject to revision upon final settlement of all purchase price adjustments and the completion of evaluations and other studies of the fair value of all assets acquired and liabilities assumed.

   Following is the Company's unaudited proforma results for the quarters ending March 31, 1999 and 2000 as if the acquisition of CRL occurred on January 1, 1999.


                                         Three Months Ended
                                              March 31,
                                   ----------------------------
                                      1999                2000
                                   --------            --------
                                (in thousands, except per share amounts)
      Net revenues                 $  9,870            $ 15,823
      Net loss                      (10,979)            (10,988)
      Net loss per share           $  (0.48)           $  (0.48)



NOTE C - COMPREHENSIVE LOSS

   Comprehensive loss for the quarter ended March 31, 1999 and 2000, was as follows:

                                             1999             2000
                                           --------         --------
                                                (in thousands)
      Net loss attributable to
      common stockholders                  $ (1,710)        $(10,988)

      Other comprehensive
      income(loss):
             Unrealized gain on
             marketable securities,
             net of income tax                   --             (168)
                                           --------         --------
      Comprehensive loss                   $ (1,710)        $(10,820)
                                           ========         ========


NOTE D - LOSS PER SHARE

   Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted

                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

NOTE E - SEGMENT AND RELATED INFORMATION

   The Company operates as one business segment, as a provider of Internet solutions. The Company had revenues from its major service offerings as follows:


                                        Three Months Ended
                                            March 31,
                                     ----------------------
                                       1999           2000
                                     -------        -------
                                         (in thousands)
      Net revenues
        Internet connectivity        $ 4,161        $ 7,466
        e-Business solutions           2,095          6,627
        Web hosting                      611          1,730
                                     -------        -------
      Total net revenues             $ 6,867        $15,823
                                     =======        =======

NOTE F - PROPERTY AND EQUIPMENT

   On December 21, 1998, the Company adopted a plan, which was approved by its Board of Directors, to close a leased facility, which principally is used as a Web-hosting data center. The facility has experienced operational difficulties which limited its usability as a Web-hosting site and its ability to generate sufficient revenues. In connection with the plan of abandonment, the Company recorded a $900,000 charge to operations for the year ended December 31, 1998 consisting of (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000 in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and (ii) a $414,000 accrued liability, included in Accrued Expenses at December 31, 1998, 1999 and at March 31, 2000, relating to equipment leases and facility operating leases, (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively, in accordance with the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This accrued liability provides for only those costs subsequent to exiting the facility, that was expected to occur in September 1999, and costs prior thereto will be recognized during the period they are incurred. The plan calls for the Web-hosting customer base served from this abandoned facility and the related revenues, which are not significant, to be transitioned to another facility. As of March 31, 2000, no amounts have been charged against this liability. The closure date has been delayed pending completion of additional data centers.

                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE G - LONG-TERM DEBT

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

   At March 31, 2000 the Company had $5,500,000 outstanding under the line of credit and, as a result of certain restrictions, had no additional availability as of March 31, 2000. The average interest rate on outstanding borrowings was 5.6% at March 31, 2000.

   Borrowings from NYSERNet.net, Inc.

   The Company has an unsecured borrowing facility with NET, which provides for borrowings to a maximum amount of $6,187,000, less any preferred stock issued to NET, for working capital requirements. This borrowing facility expires on January 1, 2002. Interest on the loans accrues at the prime rate (9.0% at March 31, 2000) and payments are deferred for five years from the date of each advance or January 1, 2002, whichever is earlier. All principal borrowings under this agreement are due and payable on January 1, 2002. The Company had no principal borrowings under this facility at December 31, 1999 or at March 31, 2000.

   Lease Obligations

   During the three months ended March 31, 2000, the Company leased approximately $5,029,000 of equipment under three agreements accounted for as capital leases. These obligations require the Company to make monthly payments of approximately $30,000 through September 2002, $43,000 through December 2002, and $107,000 through April 2003.

                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   The following is a summary of future minimum lease payments under capital leases as of March 31, 2000.

                                                               Capital
                                                           --------------
                                                           (in thousands)
     Year ending December 31,
     2000                                                   $   2,000
     2001                                                       2,631
     2002                                                       2,157
     2003
                                                                  429
                                                             --------
     Total minimum lease payments                               7,217

     Less amounts representing interest                         1,002
                                                             --------
     Present value of minimum lease obligation               $  6,215
                                                             ========


NOTE H - REDEEMABLE PREFERRED STOCK

   Holders of shares of the redeemable preferred stock were entitled to receive payment for cumulative dividends at the annual rate of $14.00 per share (14%) beginning January 1, 1999, based upon a liquidation value of $100 per share, payable quarterly. On May 5, 1999, the Company paid $1,993,000 to fully redeem the preferred stock and accrued dividends in full with the proceeds from the IPO.

NOTE I - STOCK OPTIONS

   Certain options and stock appreciation rights were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock. The Company recorded $313,000 and $309,000 of compensation expense associated with these options and stock appreciation rights for the three months ended March 31, 1999 and 2000 respectively.


NOTE J - RELATED PARTY TRANSACTIONS

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

                    APPLIEDTHEORY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                    Three months ended March 31,
                                    ----------------------------
                                      1999              2000
                                     ------            ------
                                          (in thousands)
      Unrelated customers            $  699            $  752
      Member institutions             1,119             1,265
      Services to ORG                   216               707
                                     ------            ------
                                     $2,034            $2,724
                                     ======            ======

   During each of the three months ended March 31, 1999 and 2000, the Company charged NET approximately $8,000 and ORG approximately $25,000, respectively, in management fees.

   The excess of the Company's revenues over amounts charged by ORG to its member institutions was approximately $698,000 and $781,000 for the three months ended March 31, 1999 and 2000, respectively.


NOTE K - INVESTMENT IN PLANNING TECHNOLOGIES, INC.

   On June 22, 1999, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Planning Technologies, Inc. ("PTI"), a Georgia corporation, which provides consulting and network engineering services, along with Grumman Hill Investments III, L.P., ("Grumman Hill") and certain shareholders of PTI. Pursuant to the Stock Purchase Agreement, the Company acquired approximately 10% of the capital stock of PTI on a fully diluted basis, as defined in the Stock Purchase Agreement, for $5 million. The Company's 10% ownership interest in PTI is represented by 2,976,190 shares of PTI's Convertible Preferred Stock, which represents approximately 50% of PTI's outstanding Convertible Preferred Stock. The investment is being accounted for under the cost method.

   The Stock Purchase Agreement provides a definition of service revenues for PTI for the year ending December 31, 1999. In the event that PTI's service revenues for that period are below thresholds which are described in the Stock Purchase Agreement, the Company will receive additional shares of PTI Convertible Preferred Stock representing up to 5% of the fully diluted capital stock of PTI.

   On April 4, 2000, the Company converted 2,976,190 shares of PTI's Convertible Preferred Stock into common shares and received 1,816,173 additional shares of common stock in exchange for the termination of the Stock Purchase Agreement. This increased the Company's ownership percentage to 15% of PTI's common stock on a fully diluted basis. The Company also invested an additional $250,000 in PTI in connection with the reorganization of PTI in exchange for 564,498 shares of common stock. After the reorganization the Company owns approximately 8.5% of PTI's outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read and consider the following discussion in conjunction with our audited financial statements and notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as of and for the year ended December 31, 1999 which is included in Form 10-K (File No. 000-25759), as filed with the SEC.

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

- e-Business Solutions - (formerly Internet integration and enterprise portal development services) Internet business strategy consulting, solution integration and enterprise portal development, including custom software application development, interactive marketing design, Web site implementation and deployment and integration of legacy systems to Internet-based applications.

- Web Hosting Solutions - Customized suite of Unix, NT and Linux Web-hosting solutions supported by redundant data centers and unmatched customer care services. Our services include custom offerings of shared, dedicated and co-location services.

- Security Solutions - Security consulting services, managed firewalls, virtual private networks and intrusion detection systems are a few of our offering to ensure the integrity of a customers network.

- Access Solutions - Internet connectivity, including tiered dedicated, burstable dedicated, national dial, DSL services and Domain Name Services.

      We target mid-sized businesses and mid-sized departments of larger businesses within the commercial markets and the public sector. Additionally, we focus on a number of strategic vertical markets including higher education, the federal government, state & local governments, healthcare and automotive industries. We integrate our solutions to enable customers to extend their businesses, leverage their legacy databases and systems, and take advantage of Internet-based marketing opportunities. Driven by competition and governmental mandates, public and private sector customers both benefit by making greater use of the Internet to serve their constituencies more cost-effectively with greater returns. Increasingly, these businesses and institutions are demanding "one-stop-shop" solutions for Internet services due to the risk, difficulty and expense associated with managing and integrating the products and services of multiple vendors.

      We are rapidly strengthening our sales and marketing efforts nationally to more aggressively pursue customers. This represents a change from our historic approach of generating our revenues using a small sales force and growing our customer base primarily through word of mouth. In 1999, we tripled our sales force and now operate 13 sales offices in key cities throughout the east coast of the U.S. Already in 2000, we have expanded into northern California and began our Midwest presence with a new office opening in Detroit, Michigan. In addition, as previously discussed we have launched a vertical sales effort to focus on markets such as higher education, the federal government, state and local governments, healthcare and automotive. We have also targeted approximately 20 metropolitan areas throughout the United States with high concentrations of businesses and intend to grow our direct and indirect sales force to between 125 - 150 in the year 2000. We also intend to extend our vertical market focus to strategic segments where our solutions have competitive differentiation and the market opportunity is significant.

      As part of our expansion strategy we purchased all of the capital stock of CRL Networks, Inc. ("CRL") on January 5, 2000. CRL provides high speed Internet access and data networking solutions across the United States and owns and operates a Tier 1 network backbone. This acquisition allowed us to extend our network footprint, link the Company's data centers on the east and west coasts, and increase our sales presence on the west coast. The acquisition of CRL results in additional revenue and costs in the first quarter of 2000 that affect the comparability to the first quarter of 1999.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      REVENUE. Total net revenues increased approximately $8.9 million from $6.9 million in the three months ended March 31, 1999 to $15.8 million in the three months ended March 31, 2000. Approximately $3.3 million of this growth was from Internet connectivity revenue, which resulted primarily from the acquired business contributing $1.9 million in new Internet connectivity revenue during the first quarter. The remainder of the increase is due to an expansion of connectivity provided for NYSERNet 2000 of $.5 million and the expansion and upgrade of service levels for the existing customer base. Web hosting revenue increased by approximately $1.1 million during the same period. This increase includes $.4 million in new web hosting revenue from the acquired business. The remainder of the increase resulted from a $.5 million increase in Web monitoring, management and hosting services dedicated web hosting customers including $.2 million for the New York State Department of Labor in connection with America's Job Bank. The remaining increase in total net revenues of approximately $4.5 million was derived from e-Business solutions. These services include:

      -     linking existing databases and legacy systems with the Web; and

      - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers.

      The majority of the increase in e-Business solutions was derived from an additional $4 million in services to the New York State Department of Labor in connection with America's Job Bank. Additionally, during the same period our revenue from other e-Business solutions customers increased by 730% to $.6 million reflecting the continued expansion of this solution.

      For the quarter ended March 31, 2000, as a percentage of total net revenues, Internet connectivity represented 47%, e-Business solutions represented 42% and Web hosting represented 11%. For the quarter ended March 31, 1999, as a percentage of total net revenues, Internet connectivity represented 61%, e-Business solutions represented 31% and Web hosting represented 8%.

       COST OF REVENUE. Cost of revenue for the three months ended March 31, 2000 totaled approximately $11.0 million compared with approximately $4.1 million for the three months ended March 31, 1999. The increase in cost of revenue of $6.9 million was primarily attributable to the factors below.

- $2.8 million of the increase is attributable to the labor and connection charges to upgrade our network infrastructure to establish our nationwide Tier 1 presence and to provide additional capacity to support continued customer growth;

- the acquired business increased first quarter Internet connectivity costs of revenue by $1.6 million;

- approximately $1.4 million of the increase was from increased labor and other professional service costs associated with the expansion of e-Business solutions provided to the New York State Department of Labor in connection with America's Job Bank and services provided to other customers; and

- increased labor costs of $.6 million support the expansion of web hosting design and support services.

As a percentage of revenue, cost of revenue increased to 70% of revenue in the three months ended March 31, 2000 from 60% of revenue in the three months ended March 31, 1999.

      SALES AND MARKETING. For the three months ended March 31, 2000 and 1999, sales and marketing expense was approximately $6.7 million and $1.8 million, respectively. The $4.9 million increase reflects a substantial investment in the sales and marketing organizations necessary to support our expanded customer base and our efforts to establish a national sales and marketing program. The largest components of the increase were $3 million in additional salary, commission and related benefit costs and $.3 million in increased occupancy costs to support the nationwide sales presence. Our aggressive product management efforts increased costs by $.4 million and our direct and indirect marketing program incurred $.5 million in additional costs. The acquisition of a business also contributed an additional $.3 million in costs. Sales and marketing expense, as a percentage of revenue, increased to approximately 42% for the three months ended March 31, 2000 from 26% for the three months ended March 31, 1999.

      GENERAL AND ADMINISTRATIVE. For the quarters ended March 31, 2000 and 1999, general and administrative expenses were approximately $4.9 million and $1.8 million, respectively. The increase in general and administrative expenses of approximately $3.1 million was primarily attributable to:

   -  $1.9 million in costs related to salaries and recruiting new personnel;

   - $.3 million in additional audit, legal and other professional service costs;

   -  $.2 million in increased real estate occupancy costs;

   - $.2 million in additional general and administrative costs associated with the acquisition of businesses; and

   - other increases necessary to manage the financial, legal and administrative aspects of our business.

      For the quarter ended March 31, 2000, general and administrative expense increased as a percent of revenue to 31% from 26% for the quarter ended March 31, 1999.

      RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our e-Business solutions and web hosting service offerings. For the three months ended March 31, 2000 and 1999, research and development expenses have not significantly fluctuated.

      DEPRECIATION AND AMORTIZATION. For the three months ended March 31, 2000 and 1999, depreciation and amortization expense was approximately $4.1 million and $.6 million, respectively. Goodwill amortization expense from the business acquired on January 5, 2000 accounts for $2.3 million of the increase and is expected to continue for the next five years. Depreciation expense accounts for the remaining $1.2 million increase primarily attributable to the acquisition of computer equipment used to support the continued expansion of our Internet Connectivity, Web hosting and e-Business solutions. A portion of the depreciation expense increase also resulted from additional office furniture and equipment necessary to support our expanding customer base.

      INTEREST INCOME AND EXPENSE. Interest expense remained relatively consistent at approximately $0.3 million for the three months ended March 31, 2000 and 1999. However an increase in interest income of $.4 million occurred from the investment of proceeds from the IPO.

      NET LOSS. Net loss attributable to common stockholders for the quarter ended March 31, 2000 was approximately $11.0 million, or $0.48 per share, compared with approximately $1.7 million or $0.11 per share for the quarter ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      On May 5, 1999, we completed our IPO of 5,175,000 shares of common stock sold at an initial public offering price of $16.00 per share. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount and approximately $1.8 million was applied to expenses related to our offering. As a result, net proceeds from the offering are approximately $75.2 million.

      At March 31, 2000, we had $5.2 million in cash and cash equivalents, $17.1 million in marketable securities and an $8.1 million working capital surplus. This represents a $25.3 million decrease in available cash and securities from December 31, 1999. Of the decrease, $9.7 million was used to acquire businesses and $5.7 million was used to purchase equipment. These expenditures were necessary to continue the expansion of our operations and available solutions. The remaining decrease includes $9 million used to fund operations and $1.2 million to repay debt. Although we have utilized a portion of the available proceeds from our IPO we have several sources of additional funds at our disposal. These include liquidation of marketable securities and drawing from two available lines of credit. Our marketable securities are generally fixed rate short-term investment grade corporate bonds and notes. At March 31, 2000, all of our investments are due to mature within fourteen months but could be sold prior to maturity to provide working capital or finance future acquisitions.

      At March 31, 2000 we have two lines of credit available to provide working capital.

- The first is a secured revolving line of credit with Fleet National Bank for $7.5 million which expires on January 19, 2001. Borrowings under this line are secured by substantially all our assets and by a maximum of $5.5 million of assets pledged by NYSERNet.net. At March 31,

   2000, borrowings under this line amounted to $5.5 million. As of March 31, 2000, as a result of restrictions under the line of credit, no additional credit was available under this agreement.

- We also have an unsecured revolving borrowing facility with NYSERNet.net, which provides for borrowings up to a maximum amount of approximately $6.2 million, less any preferred stock issued to NYSERNet.net. As of March 31, 2000, $6.2 million was available under this borrowing facility.

      Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $40.8 million at March 31, 2000, and have used $9 million in cash in the aggregate to fund operations since January 1, 2000 through March 31, 2000. Until the successful completion of our initial public offering, we had satisfied our cash requirements primarily through the sale of common and preferred stock and borrowings under credit agreements and equipment financing arrangements.

      Net cash used in operating activities for the quarter ended March 31, 2000 and 1999 was approximately $9.0 million and $.1 million. The increase of $8.9 million is a result of increased net losses from operations in the quarter offset by amortization of goodwill and depreciation expense. Net cash provided by investing activities for the quarter ended March 31, 2000 was approximately $.5 million and net cash used in investing activities for the quarter ended March 31, 1999 was approximately $.9 million. The increase of approximately $1.2 million is associated with the sale of $15.8 million in marketable securities to fund the cash portion of the first quarter acquisitions as well as $5.7 million in fixed asset purchases to support our expanding revenue. For the quarter ended March 31, 2000 cash of approximately $1 million was used in financing activities and for the quarter ended March 31, 1999 cash of approximately $4,000 was provided by financing activities. This increase of approximately $1 million consists principally of the repayment of long-term debt assumed in connection with the business acquired in the first quarter of 2000.

      We have made capital investments in our network operations center, data center and other capital assets totaling $5.7 million and $.9 million in the quarter ended March 31, 2000 and 1999, respectively. We acquired assets under capital leases for $5.0 million in the quarter ended March 31, 2000.

      At March 31, 2000 we had $17.1 million in marketable securities, $5.2 million in cash and $6.2 million in availability under the aforementioned financing agreements. We may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. If additional financing is unavailable or delayed we have developed contingency plans to reduce costs and expenses. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies.

COMMITMENTS

      Annual maturities of our debt obligations are as follows: $2.6 million in 2000, $8.8 million in 2001, $2.2 million in 2002 and $.2 million in 2003. Debt maturing in 2001 includes $5.5 million borrowed under the Fleet National Bank line of credit that expires January 19, 2001.We also had purchase commitments at March 31, 2000 totaling approximately $2.1 million for various property, plant and equipment associated with the expansion of our Syracuse data center.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      At March 31, 2000, we had various financial instruments consisting of variable rate debt and short-term investments entered into for purposes other than trading. The substantial majority of our outstanding debt obligations have variable interest rates of LIBOR plus 50 basis points or prime rate less 200 basis points. Annual maturities of our debt obligations are as follows: $2.6 million in 2000, $8.8 million in 2001, $2.2 million in 2002 and $.2 million in 2003. At March 31, 2000, the carrying value of our debt obligations approximate the fair value due to the short maturity and variable interest rates of a majority of these instruments. The weighted average interest rate of our debt obligations at March 31, 2000 was 9.0%.

      Our investments are generally fixed rate short-term investment grade corporate bonds and notes. At March 31, 2000, all of our investments are due to mature within fourteen months and are carried at fair value of $17.1 million. These investments are subject to interest rate risk, market risk and in some cases foreign currency risk. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices, and amounted to $1.7 million at March 31, 2000. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material changes to the status of legal proceedings previously reported in our annual report on Form 10-K filed with the SEC.


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

      On January 5, 2000, the Company acquired CRL Network Services, Inc. for up to approximately $9.9 million in cash and up to approximately 2,022,287 unregistered shares of our common stock. For additional information about this acquisition, please see our current report on Form 8-K (File No. 000-25749), filed with the SEC on January 20, 2000. On February 2, 2000, the Company acquired Y.C. Inc., a Michigan corporation doing business as Customnet for up to $.6 million in cash and 24,605 unregistered shares of our common stock.

      A portion of the IPO proceeds has been used to fund the Company's operations and we intend to use the remaining $17.1 million of the net proceeds from the offering for general corporate purposes and working capital requirements, including the following:

- to expand our sales and marketing efforts in approximately 20 metropolitan areas;

-  to continue to increase the size of our sales force;

-  to expand our customer support services;

-  for working capital requirements and other general corporate purposes; and

-  for possible acquisitions.

      No portion of the proceeds has been allocated for any specific purpose referred to above. We have discretionary authority over the use of net proceeds from the offering. In addition, we intend to use a portion of the net proceeds from this offering to add additional data center capacity.

      Pending the above uses, we have invested the proceeds of the offering in short-term, interest bearing investment grade securities.

      During the quarter ended March 31, 2000, proceeds of approximately $89,000 were generated from the exercise of options for 106,383 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. The shares issued pursuant to our 1996 Option Plan were registered through our registration statement on Form S-8 (File No.
333-83177), which we filed with the SEC on July 19, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5. OTHER INFORMATION

RISK FACTORS

      From time to time, in both written and in oral statements by our senior management, we express expectations and other statements regarding future performance. These forward-looking statements are inherently uncertain and you must recognize that events could turn out to be different than such expectations and statements. We discuss key factors impacting current and future performance in our annual report on Form 10-K (Commission File No. 000-25759) filed with the SEC and in our other filings and reports. In addition, you should consider the following risk factors, as well as any other information in this Quarterly Report in evaluating our business and us. Any investment in our common stock involves a high degree of risk.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO INCREASE IN THE FORESEEABLE FUTURE.

      We have incurred significant net losses and negative cash flows from operations in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At March 31, 2000 and December 31, 1999, we had an accumulated deficit of approximately $40.8 million and $29.8 million, respectively. We incurred net losses of $11.0 million for the quarter ended March 31, 2000 and $14.1 million, $7.1 million and $6.1 million in the three years ended December 31, 1999, 1998 and 1997, respectively. In connection with our expansion plans, we anticipate making significant investments in sales and marketing, customer support and personnel. As a result of our expansion plans, we expect our net losses and negative cash flows from operations on a quarterly and annual basis to be significant in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our regional and nationwide expansion strategy. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

PRIOR TO 2000, MOST OF OUR REVENUES HAVE BEEN DERIVED FROM CUSTOMERS LOCATED IN NEW YORK STATE AND WE MAY NOT SUCCESSFULLY OPERATE ON A NATIONWIDE BASIS.

      Prior to 2000, most of our revenues have been derived from customers located in New York State. Our business strategy is to become a leading national provider of advanced Internet technology solutions to mid-sized businesses, mid-sized departments of larger businesses, and specifically targeted vertical markets. The risks we may encounter in operating on a national basis include the possibility that:

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

      We currently derive a substantial portion of our total revenue from contracts with two customers - NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these customers could significantly hurt our business. For the three months ended March 31, 2000 and 1999, revenue from NYSERNet.org, Inc. represented approximately 17% and 30% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the three months ended March 31, 2000 and 1999 represented 41% and 34% of our total revenue, respectively.

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

      Our contract with the New York State Department of Labor is for the development and maintenance of the America's Job Bank Web site. Although this contract is initiated by the New York State Department of Labor, the contract includes separate maintenance of America's Job Bank Web sites for 48 different states and territories. Each of these states and territories make individual buying decisions and may terminate their affiliation with America's Job Bank annually. The America's Job Bank agreement is subject to cancellation upon 15 days notice by the New York State Department of Labor.

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

      Our business model assumes we will use the Gemini2000 network for delivery of some of our services. As noted above, any failure by Broadwing to maintain the Gemini2000 Network could hurt our business.

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

      Contracts with various government agencies accounted for approximately 50% of our revenues in quarter ended March 31, 2000. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

      A component of our strategy is to acquire network assets, Internet-related technologies, e-Business companies and other businesses complementary to our operations. In the 12 months ending March 31, 2000 we have acquired or invested in several companies. In the future, we intend to acquire additional Internet companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

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

      We have and intend to use the remaining proceeds from the IPO to fund the expansion of our sales and marketing efforts, expand our customer support services and for working capital, making investments or acquisitions and general corporate purposes. Our business plan includes aggressive expansion through acquisitions funded mostly with stock but requiring some cash expenses and consideration. While we believe that the proceeds from this offering will be sufficient for these purposes, we may need to raise additional funds through public or private debt or equity financing in order to:

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

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 71% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

      Broadwing, NYSERNet.net, Inc. and Grumman Hill control approximately 24.1%, 20.1% and 12.0%, respectively, of our outstanding common stock at March 24, 2000. In addition, our executive officers and directors may be deemed to beneficially own in the aggregate approximately 71% of our outstanding common stock, including shares of our common stock owned by Broadwing, NYSERNet.net and Grumman Hill that may be deemed to be owned by some of our officers and directors as a result of their relationships with these entities. Accordingly, Broadwing, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. Broadwing, Grumman Hill and NYSERNet.net each have one representative on our board of directors. In addition, two of our directors and/or executive officers are also directors of NYSERNet.net and NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with NYSERNet.net. Two of our executive officers are executive officers of NYSERNet.net and/or NYSERNet.org. Grumman Hill has a significant equity interest in Broadwing. NYSERNet.net, NYSERNet.org, Broadwing, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

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

      In addition, the U.S. equity markets in general have periodically had significant price corrections, trading volume fluctuations and prolonged periods of decline. These events would particularly impact the stock prices for Internet-related, technology and telecommunications companies. Specifically, recent events have adversely affected the market price of our common stock in a significant manner. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company in question. If we become subject to securities litigation, we could incur substantial costs and experience a diversion of management's attention and resources.

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

      As of March 24, 2000, 56.7% of the shares of our common stock continue to be restricted securities. The holders of these restricted securities have registration rights with respect to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares become freely tradable in the future.

      Therefore, through the re-offer prospectus, as a result of registration rights and under Rule 144, a large number of shares of our common stock may become freely tradable and affect the market for our stock.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

(a.)     EXHIBITS.

      The following Exhibits are filed or incorporated by reference herewith:

      Exhibit 10.43 Amendment No. 9 to Agreement between AppliedTheory Corporation and the New York State Department of Labor, dated December 6, 1999.

      Exhibit 10.44 Lease Agreement between BNY Leasing Edge Corporation and AppliedTheory Corporation dated September 8, 1999.

      Exhibit 10.45 Lease Agreement between National Leasing, Inc. and AppliedTheory Corporation dated January 18, 2000.

      Exhibit 10.46 Lease Agreement between Compaq Financial Services and AppliedTheory Corporation dated November 1, 1999.

      Exhibit 10.47 Amendment No. 1 to Resale Agreement between AppliedTheory Corporation and NYSERNet.org, Inc. dated April 18, 2000

      Exhibit 10.48 Amendment No. 1 to Resource Sharing Agreement between AppliedTheory Corporation and NYSERNet.org, Inc. dated April 7, 2000

      Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended March 31, 2000.

      Exhibit 27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b.)     REPORTS ON FORM 8K.

            On January 20, 2000 and March 20, 2000, we filed a current report on Form 8-K and a current report on Form 8-K/A that included information relating to an agreement and plan of merger dated December 3, 1999 to purchase CRL Network Services, Inc. The current report on Form 8-K/A included CRL's financial statements and pro forma financial information. AppliedTheory agreed to acquire all of the capital stock of CRL for up to $10 million in cash and up to 2,031,250 shares in AppliedTheory common stock. The acquisition was consummated on January 5, 2000.

                            APPLIEDTHEORY CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2000




                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            AppliedTheory Corporation

Date:   May 12, 2000         by:   /s/  Richard Mandelbaum
                                 ------------------------------------
                                 Richard Mandelbaum
                                 Chairman of the Board,
                                 Chief Executive Officer, and Director
                                 (Principal Executive Officer)

Date:   May 12, 2000         and:  /s/  David Buckel
                                 ------------------------------------
                                 David Buckel
                                 Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

      The following Exhibits are filed or incorporated by reference herewith:

Exhibit 10.43 Amendment No. 9 to Agreement between AppliedTheory Corporation and the New York State Department of Labor, dated December 6, 1999.

Exhibit 10.44 Lease Agreement between BNY Leasing Edge Corporation and AppliedTheory Corporation dated September 8, 1999.

Exhibit 10.45 Lease Agreement between National Leasing, Inc. and AppliedTheory Corporation dated January 18, 2000.

Exhibit 10.46 Lease Agreement between Compaq Financial Services and AppliedTheory Corporation dated November 1, 1999.

Exhibit 10.47 Amendment No. 1 to Resale Agreement between AppliedTheory Corporation and NYSERNet.org, Inc. dated April 18, 2000

Exhibit 10.48 Amendment No. 1 to Resource Sharing Agreement between AppliedTheory Corporation and NYSERNet.org, Inc. dated April 7, 2000.

Exhibit 11.1. Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended March 31, 2000.

Exhibit 27.1. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.