Form 10-Q
period 2000-06-30
APPLIEDTHEORY CORP
filed 2000-08-14
CIK 1078577

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                (212) 398 - 7070
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                       IF CHANGED SINCE LAST REPORT DATE)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ----   ----

As of July 28, 2000, there were 24,817,489 shares of AppliedTheory Corporation common stock, par value $.01, outstanding.


                    The Index of Exhibits appears on page 38

===============================================================================

                           APPLIEDTHEORY CORPORATION

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited):

              Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000.........3

              Consolidated Statements of Operations for the three and six months ended
              June 30, 1999 and June 30, 2000...............................................4

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 1999 and June 30, 2000...............................................5

              Notes to Consolidated Financial Statements....................................6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...................20

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings............................................................21

Item 2.       Changes in Securities and Use of Proceeds....................................21

Item 3.       Defaults Upon Senior Securities..............................................23

Item 4.       Submission of Matters to a Vote of Security Holders..........................23

Item 5.       Other Information............................................................24

Item 6.       Exhibits and Reports on Form 8K..............................................35

Signatures ................................................................................37

Exhibit Index..............................................................................38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    December, 31                 June 30,
                                                                                         1999                      2000
                                                                                         ----                      ----
                                                                                (Derived from Audited           (Unaudited)
                                    ASSETS                                      Financial Statements)
Current assets
    Cash and cash equivalents                                                             $  14,834              $    7,877
    Marketable securities                                                                    32,727                  27,072
    Accounts receivable, net of allowance of $231 and $496, respectively                      6,714                  14,367
    Due from related parties                                                                     59                     217
    Prepaid expenses and other assets                                                         2,133                   2,999
                                                                                          ---------              ----------
           Total current assets                                                              56,467                  52,532
Property and equipment, net                                                                  13,881                  30,268
Investment, at cost                                                                           5,000                   5,250
Goodwill                                                                                                             55,423
Other assets                                                                                  1,587                   3,219
                                                                                          ---------              ----------
           Total assets                                                                   $  76,935              $  146,692
                                                                                          =========              ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                      $   5,025              $    8,164
    Accrued payroll                                                                           2,012                   2,430
    Accrued expenses                                                                          4,794                   6,399
    Deferred revenue                                                                          2,476                   3,516
    Current portion of long-term debt and capital lease obligations                           1,215                   9,386
                                                                                          ---------              ----------

           Total current liabilities                                                         15,522                  29,895

Long-term debt and capital lease obligations                                                  6,783                   6,109
Convertible Debenture                                                                                                25,316
Other liabilities                                                                               421                     265

Stockholders' equity
    Common stock, $.01 par value; 90,000,000 shares authorized; issued and outstanding 21,413,362 shares at December 31, 1999
       and 24,424,628 shares at June 30, 2000                                                   214                     244
    Additional paid-in capital                                                               84,052                 138,620
    Accumulated deficit                                                                     (29,806)                (53,703)
    Accumulated other comprehensive loss                                                       (251)                    (54)
                                                                                          ---------              ----------
           Total stockholders' equity                                                        54,209                  85,107
                                                                                          ---------              ----------
           Total liabilities and stockholders' equity                                     $  76,935              $  146,692
                                                                                          =========              ==========

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            Three months ended                Six months ended
                                                                 June 30,                         June 30,
                                                                 --------                         --------
                                                           1999             2000             1999            2000
                                                           ----             ----             ----            ----
Net revenues
     Third-party customers                               $   5,970       $   15,225      $   10,803      $    28,323
     NYSERNet.org, Inc. customers and services               2,723            2,763           4,757            5,487
                                                         ---------       ----------      ----------      -----------

     Total net revenues                                      8,693           17,988          15,560           33,810
                                                         ---------       ----------      ----------      -----------

Costs and expenses
     Cost of revenues                                        5,789           12,746           9,892           23,788
     Sales and marketing                                     2,644            7,459           4,408           14,170
     General and administrative                              2,055            4,864           3,869            9,773
     Research and development                                   67              181             130              347
     Depreciation                                              791            2,626           1,407            4,465
     Amortization                                                             2,518                            4,797
     Other expenses (income)                                                   (186)              3             (206)
                                                         ---------       ----------      ----------      -----------

     Total costs and expenses                               11,346           30,208          19,709           57,134
                                                         ---------       ----------      ----------      -----------

     Loss from operations                                   (2,653)         (12,220)         (4,149)         (23,324)

Interest income                                               (505)            (284)           (523)            (677)
Interest expense                                               146              972             326            1,250
                                                         ---------       ----------      ----------      -----------

     NET LOSS                                               (2,294)         (12,908)         (3,952)         (23,897)

Preferred stock dividends                                       21                               73
                                                         ---------       ----------      ----------      -----------

Net loss attributable to common stockholders             $  (2,315)      $  (12,908)     $   (4,025)     $   (23,897)
                                                         =========       ==========      ==========      ===========

Basic and diluted loss per common share                  $  ( 0.12)      $   ( 0.54)     $   ( 0.23)     $    ( 1.02)
                                                         =========       ==========      ==========      ===========

Shares used in computing basic and diluted loss
per share                                               19,440,599       23,841,598      17,695,081       23,472,056
                                                        ==========       ==========      ==========       ==========

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                         1999           2000
                                                                                         ----           ----
Cash flows from operating activities
         Net loss                                                                      $  (3,952)     $ (23,897)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation                                                                 1,407          4,465
              Amortization of goodwill                                                                    4,797
              Amortization of debt discount                                                                 589
              Provision for bad debts                                                         45            133
              Payment of interest expense to NYSERNet.net, Inc.                             (270)
              (Gain) loss on sale of property and equipment                                    3            (16)
              Non-cash compensation expense                                                  627            618
              Changes in assets and liabilities, net of effects of business acquisitions
                Accounts receivable                                                       (1,111)        (5,868)
                Due from related parties                                                  (1,812)          (158)
                Prepaid expenses and other assets                                           (920)          (827)
                Accounts payable                                                           2,290          1,830
                Accrued payroll                                                              179           (258)
                Accrued expenses and other liabilities                                       484         (1,252)
                Deferred revenue                                                             201            823
                                                                                       ---------      ---------
              Net cash used in operating activities                                       (2,829)       (19,021)
                                                                                       ---------      ---------

Cash flows from investing activities
         Purchases of property and equipment                                              (2,009)       (13,224)
         Purchase of marketable securities                                               (55,316)       (23,930)
         Investment in certain businesses, net of cash acquired                           (5,000)       (11,183)
         Proceeds from sale of marketable securities                                                     29,782
         Proceeds from sale of property and equipment                                          5             16
         Payments received on notes receivable                                                 3              3
                                                                                       ---------      ---------
              Net cash used in investing activities                                      (62,317)       (18,536)
                                                                                       ---------      ---------

Cash flows from financing activities
         Issuance of common stock, net of issuance costs                                  75,442          1,526
         Issuance of convertible debenture                                                               30,000
         Convertible debenture issue costs                                                                 (970)
         Payment of preferred stock dividends                                               (493)
         Redemption of preferred stock                                                    (1,500)
         Borrowings from NYSERNet.net, Inc.                                                  800
         Repayment of borrowings from NYSERNet.net, Inc.                                  (3,487)
         Proceeds (payments) from line of credit borrowings, net                              70           (170)
         Principal payments on capital leases                                               (480)          (966)
         Proceeds received from long term debt                                                            2,997
         Principal payments on long-term debt                                                            (1,817)
                                                                                       ---------      ---------
              Net cash provided by financing activities                                   70,352         30,600
                                                                                       ---------      ---------

              Net increase (decrease) in cash and cash equivalents                         5,206         (6,957)
Cash and cash equivalents, beginning of period                                             1,786         14,834
                                                                                       ---------      ---------
Cash and cash equivalents, end of period                                               $   6,992      $   7,877
                                                                                       =========      =========

Supplemental disclosures of noncash investing transactions:
         Issuance of common stock for investment in certain businesses                                $  47,181
         Fixed asset acquisitions financed through capital lease obligations                              5,029

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     AppliedTheory Corporation (formerly AppliedTheory Communications, Inc.) (the "Company") was incorporated in the State of New York in November 1995 as a wholly-owned subsidiary of NYSERNet.net, Inc. ("NET"), a not-for profit corporation. NET is also the sole member of NYSERNet.org, Inc. ("ORG"), a not-for-profit corporation (in effect, ORG is a wholly-owned subsidiary of NET). As a result of certain transactions completed during 1998 (the exercise of 3,559,335 stock options, the private placement of 1,725,000 shares and NET's direct sale of 4,875,000 shares it owned of the Company), and the effect of the Company's initial public offering ("IPO") in April 1999, Net's ownership percentage declined to less than 50%. In conjunction with the IPO, the Company reorganized as a Delaware corporation. On January 28, 1999, AppliedTheory Communications, Inc. established its wholly owned subsidiary, AppliedTheory Corporation. AppliedTheory Communications, Inc. merged into AppliedTheory Corporation, which is the surviving entity.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (See Note B). All significant intercompany transactions have been eliminated in consolidation. These financial statements for the three and six months ended June 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company as of and for the year ended December 31, 1999 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods have been reflected. Operating results for the three month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

NOTE B - ACQUISITIONS

     CRL NETWORK SERVICES, INC.

     On January 5, 2000, the Company acquired all of the capital stock of CRL Network Services, Inc. ("CRL") for $9,939,000 in cash and up to approximately 2,022,291 shares of common stock, par value $.01 per share of the Company. CRL provides high speed Internet access and data networking solutions across the United States and owns and operates a Tier 1 network backbone. CRL is now a wholly owned subsidiary of the Company named AppliedTheory California Corporation whose results are consolidated beginning on the date of acquisition.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. The balance of the purchase price was recorded as goodwill and is being amortized over 5 years. The acquisition was financed using a portion of the net proceeds of the Company's IPO.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Under escrow provisions of the Merger Agreement, the Company has placed in escrow 285,507 of its common stock, valued at $19.16 per share, issuable to CRL's former owners to cover various contingencies. Such amounts will be recorded as additional cost of the acquired company when the number of shares to be issued, if any, becomes determinable beyond a reasonable doubt. At June 30, 2000, no shares have been issued since the outcome of the contingencies was not determinable. In connection with the acquisition of CRL the Company entered into a put option agreement requiring the Company, at the option of the shareholders, to repurchase a total of up to 625,000 shares of AppliedTheory common stock in two equal installments, on the first and second anniversary of the acquisition.

     THE CORDADA GROUP, INC.

     On May 23, 2000, the Company acquired all of the capital stock of The Cordada Group, Inc. ("Cordada") for approximately 758,219 shares of common stock, par value $.01 per share of the Company. Cordada provides e-Business solutions to businesses ranging from start-ups to Global 500 companies. Cordada is now a wholly owned subsidiary of the Company named AppliedTheory Seattle Corporation whose results are consolidated beginning on the date of acquisition.

     Under escrow provisions of the Merger Agreement, the Company has placed in escrow 160,000 shares of its common stock valued at $20.44 per share issuable to Cordada's former owners to cover various contingencies. Such amounts will be recorded as additional cost of the acquired company when the issuance of shares, if any, becomes determinable beyond a reasonable doubt. At June 30, 2000, no shares have been since the outcome of the contingencies was not determinable.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. The balance of the purchase price was recorded as goodwill and is being amortized over 5 years. Acquisition costs were financed using a portion of the net proceeds of the Company's IPO.

     The financial statements reflect the preliminary allocation of the purchase prices of the above acquisitions and are subject to revision upon final settlement of all purchase price adjustments and the completion of evaluations and other studies of the fair value of all assets acquired and liabilities assumed.

     Following is the Company's unaudited proforma results for the six months ending June 30, 1999 and 2000 as if all of the Company's acquisitions during 2000 occurred on January 1, 1999.

                                                      Six months ended
                                                          June 30,
                                                      1999            2000
                                                 --------------  -------------
                                                     (in thousands, except
                                                         per share data)
          Net revenues                               $ 24,889      $  37,275
          Net loss                                    (10,347)       (29,820)
          Basic and diluted net loss per share          (0.44)         (1.12)

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C - COMPREHENSIVE LOSS

     Comprehensive loss for the three and six months ended June 30, 1999 and 2000, was as follows:

                                                        Three months ended               Six months ended
                                                              June 30,                       June 30,
                                                  ------------------------------    -------------------------
                                                       1999           2000              1999         2000
                                                  ------------    -------------     ------------   ----------
                                                          (in thousands)                  (in thousands)
          Net loss attributable to common
           stockholders                               $(2,294)      $  (12,908)        $ (3,952)    $  (23,897)
          Other comprehensive loss:
            Unrealized gain (loss) on
               marketable securities, net of
               income tax                                (193)              29             (193)           197
                                                      --------      ----------         --------     ----------
          Comprehensive loss                          $(2,487)      $  (12,879)        $ (4,145)    $  (23,700)
                                                      =======       ==========         ========     ==========

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

NOTE E - SEGMENT AND RELATED INFORMATION

     The Company operates as one business segment, as a provider of Internet solutions. The Company had revenues from its major service offerings as follows:

                                                  Three months ended             Six months ended
                                                         June 30,                    June 30,
                                              ---------------------------    -------------------------
                                                  1999            2000           1999          2000
                                              ------------    -----------    ------------   ----------
                                                     (in thousands)                 (in thousands)
          Net revenues

            Internet connectivity                   $4,947        $ 7,864         $ 9,108     $ 15,329
            e-Business solutions                     2,939          8,079           5,034       14,706
            Web hosting                                807          2,045           1,418        3,775
                                                    ------        -------        --------      -------
          Total net revenues                        $8,693        $17,988         $15,560      $33,810
                                                    ======        =======         =======      =======

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F - PROPERTY AND EQUIPMENT

     On December 21, 1998, the Company adopted a plan, which was approved by its Board of Directors, to close a leased facility, which principally is used as a Web-hosting data center. The facility has experienced operational difficulties which limited its usability as a Web-hosting site and its ability to generate sufficient revenues. In connection with the plan of abandonment, the Company recorded a $900,000 charge to operations for the year ended December 31, 1998 consisting of (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000 in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and (ii) a $414,000 accrued liability, included in Accrued Expenses at December 31, 1999, relating to equipment leases and facility operating leases, (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively, in accordance with the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This accrued liability provides for only those costs subsequent to exiting the facility, that was expected to occur in September 1999, and costs prior thereto will be recognized during the period they are incurred. The plan calls for the Web-hosting customer base served from this abandoned facility and the related revenues, which are not significant, to be transitioned to another facility. The closure date has been delayed pending completion of additional data centers. As of June 30, 2000, the Company continues to operate this facility due to delays in its closure requiring a reduction in the liability of $170,000 which was recorded as other income. This reversal was partially offset by costs and expenses incurred on the facility for the six month period ended June 30, 2000.

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

     In accordance with the terms of the credit agreement, as amended on August 3, 1999, the bank issued a standby letter of credit in the Company's name for $650,000, expiring July 30, 2000, pursuant to the amended agreement, collateralizing the Company's obligation to a third party for a real property lease. The Company's available credit under its line of credit agreement is effectively reduced by the outstanding amount of the letter of credit. The letter of credit agreement was renewed during July 2000 to expire coincident with the line of credit on January 19, 2001.

     As a result of the acquisition of The Cordada Group, Inc., the Company acquired a credit agreement with a bank for $1,000,000, which expires on July 15, 2000. Interest is charged and payable on a monthly basis at the bank's prime rate plus 25 basis points (9.75% at June

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     30, 2000). The credit facility is collateralized by Cordada's accounts receivable and general intangibles. Subsequent to July 15, 2000, the credit agreement has been extended until August 15, 2000 pending the execution of a new agreement.

     At June 30, 2000 the Company had $5,710,000 outstanding under the lines of credit and, as a result of certain restrictions, had $650,000 in additional availability as of June 30, 2000. The average interest rate on outstanding borrowings was 6.3% at June 30, 2000.

     Borrowings from NYSERNet.net, Inc.

     The Company has an unsecured borrowing facility with NET, which provides for borrowings to a maximum amount of $6,187,000, less any preferred stock issued to NET, for working capital requirements. This borrowing facility expires on January 1, 2002. Interest on the loans accrues at the prime rate (9.5% at June 30, 2000) and payments are deferred for five years from the date of each advance or January 1, 2002, whichever is earlier. All principal borrowings under this agreement are due and payable on January 1, 2002. The Company had no principal borrowings under this facility at December 31, 1999 or at June 30, 2000.

     Lease Obligations

     The following is a summary of future minimum lease payments under capital leases as of June 30, 2000.

                                                            (in thousands)
         Year ending December 31,
         2000                                                      $ 1,908
         2001                                                        3,333
         2002                                                        2,857
         2003                                                          780
                                                                   -------

         Total minimum lease payments                                8,878

         Less amounts representing interest                          1,304
                                                                   -------

         Present value of minimum lease obligation                 $ 7,574
                                                                   =======

NOTE H - CONVERTIBLE DEBENTURE

     On June 5, 2000 the Company entered into a financing agreement (the "Financing Agreement") with seven institutional investors and issued $30 million in 5% convertible debt financing (the "Debentures"). Under related agreements with these investors (the "Investors"), the Company can also receive up to an additional $33 million over the next five years from the exercise of warrants and options for the purchase and sale of the Company's common stock. The maximum investment by the Investors in the Company under the agreements is an aggregate of $63 million. See our current report on Form 8-K filed with the SEC on June 20, 2000 for additional information.

     The Debentures earn interest at 5% per annum payable semi-annually in June and December and mature on June 5, 2003. At the Company's option, interest can be accrued or paid.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Principal and interest accrued on the Debentures are convertible into common stock at the option of the holder. These Debentures are presently convertible into 1,797,483 shares of common stock at a conversion price of $16.69 per share at any time until maturity. On June 5, 2001 and at six month intervals thereafter, ending June 5, 2003, the conversion price will reset downward if the average trading price during a period defined in the Debentures is less than AppliedTheory's stock price during the period when the initial conversion price was set. The Company may require the Investors to convert the convertible debentures into common stock if the volume weighted average price of the common stock exceeds $33.38 on each of 60 consecutive trading days.

     The Investors also received detachable warrants to purchase up to $13,000,000 of the Company's common stock. The warrants are presently exercisable to purchase up to 749,279 shares of AppliedTheory for $17.35 per share. The warrants expire on June 5, 2005. At June 30, 2000 the Company had a preliminary estimate that the beneficial conversion features of the Debentures would result in a total non-cash interest charge of $956,000 over the two month period prior to August 2, 2000 when the Debentures become convertible. Operating results for the quarter ended June 30, 2000 include interest expense of $430,000 representing a portion of this estimated non-cash charge.

     The Financing Agreement also provides that the Investors have the option until June 5, 2001 to purchase up to $10,000,000 of the Company's common stock, or 599,191 shares, at a purchase price of $16.69 per share and that the Company has the option until June 5, 2001, under certain conditions, to require the Investors to purchase an additional $10,000,000 of the Company's common stock, or 599,191 shares, at $16.69 per share. Based on the preliminary estimate the Company recorded a $4.8 million debt discount and corresponding increase in additional paid in capital representing the allocation of proceeds to the detachable warrants and Investor's call option. The carrying value of the Debentures is being accreted to the face value of $30 million using the interest method over the life of the Debentures. The accretion was $159,000 in the quarter ended June 30, 2000. These estimates are subject to change as a result of the completion of an independent valuation of the Debentures and related warrants and options.

NOTE I - REDEEMABLE PREFERRED STOCK

     Holders of shares of the Company's redeemable preferred stock were entitled to receive payment for cumulative dividends at the annual rate of $14.00 per share (14%) beginning January 1, 1999, based upon a liquidation value of $100 per share, payable quarterly. On May 5, 1999, the Company paid $1,993,000 to fully redeem the preferred stock and accrued dividends in full with the proceeds from the IPO.

NOTE J - STOCK OPTIONS

     Certain options and stock appreciation rights were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock. The Company recorded $314,000 and $309,000 of compensation expense associated with these options and stock appreciation rights for the three months ended June 30, 1999 and 2000 and a total of $627,000 and 618,000 for the six months ended June 30, 1999 and 2000, respectively.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                              ---------------------------    -------------------------
                                                    1999          2000            1999            2000
                                              -------------   -----------    ------------   ----------
                                                     (in thousands)                 (in thousands)
          Unrelated customers                  $      743     $      729        $  1,442     $   1,481
          Member institutions                       1,235          1,287           2,355         2,552
          Services to ORG                             745            747             960         1,454
                                               ----------     ----------        --------     ---------
                                               $    2,723     $    2,763        $  4,757     $   5,487
                                               ==========     ==========        ========     =========

     During each of the three and six months ended June 30, 1999 and 2000, the Company charged NET approximately $8,000 and ORG approximately $25,000, respectively, in management fees.

     The excess of the Company's revenues over amounts charged by ORG to its member institutions was approximately $775,000 and $781,000 for the three months ended June 30, 1999 and 2000, and $1,473,000 and $1,562,000 for the
     six months ended June 30, 1999 and 2000, respectively.

NOTE L -INVESTMENT IN PLANNING TECHNOLOGIES, INC.

     On April 4, 2000, the Company converted 2,976,190 shares of PTI's Convertible Preferred Stock into common shares and received 1,816,173 additional shares of common stock in exchange for the termination of the Stock Purchase Agreement. This increased the Company's ownership percentage to 15% of PTI's common stock on a fully diluted basis. The Company also invested an additional $250,000 in PTI in connection with the reorganization of PTI in exchange for 564,498 shares of common stock. After the reorganization the Company owns approximately 8.5% of PTI's outstanding common stock. The Company continues to account for the investments under the cost method.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE M -SUBSEQUENT EVENTS

     TEAM TECH INTERNATIONAL, INC. ACQUISITION

     On July 1, 2000, the Company acquired all of the capital stock of Team Tech International, Inc. ("Team Tech") for approximately 444,489 shares of common stock, par value $.01 per share of the Company. The Merger Agreement also includes a performance incentive payment clause whereby up to an additional 538,140 shares of AppliedTheory common stock will be issued by December 31, 2000 if specific revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and balance sheet targets are satisfied for the quarter ended September 30, 2000. Team Tech provides Web consulting and e-Business solutions to commercial clients and government agencies worldwide. Team Tech will be a wholly owned subsidiary of the Company named AppliedTheory Austin Corporation whose results will be consolidated beginning on the date of acquisition. For additional information see our current report on Form 8-K filed with the SEC on July 14, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read and consider the following discussion in conjunction with our audited financial statements and notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as of and for the year ended December 31, 1999 which is included in Form 10-K (File No. 000-25759), as filed with the SEC .

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

APPLIED THEORY IS AN INTERNET BUSINESS SOLUTIONS PROVIDER.

         The Internet has evolved from a data transport mechanism to a business tool comprised of a set of strategies, technologies, methodologies, and best practices. AppliedTheory defines an Internet Business Solution as the ability to apply each of these to a customer's business model. We assist businesses to use the Internet to increase profit, decrease costs, and meet business objectives. We strive to have our comprehensive, integrated services give our customers a single source for all of their Internet needs.

         We look for opportunities to help our customers implement high-tech, high impact critical business applications. Having evolved from one of the founding institutions of the Internet, today we deploy mission-critical Internet solutions to over 1,500 customers. We deploy over 700 employees nationwide toward meeting our customers' expectations.

OUR EXPERTISE IS MOST CLEARLY SHOWN IN OUR EXPERIENCE.

         We have developed business-to-business extranets, portals, and e-business strategies; built corporate intranets; designed Web site user interfaces; and constructed e-commerce sites from the ground up. We have done so throughout the country for major businesses, mid-sized companies and start-ups.

         AppliedTheory provides Internet solutions to some of America's leading companies, including AOL, Eddie Bauer, Carrier and Time Warner. We provide Internet access, Web Hosting, and customized Internet-enabled solutions to America's Job Bank, one of the largest employment services on the Web. We built a custom solution for Hedgeworld, Ltd. (which serves the hedge fund industry by linking fund managers to site members and integrating future product offerings) by leveraging their legacy systems and databases with online capabilities. By integrating numerous technologies, AppliedTheory created a Web-based solution for the Boston Marathon, giving them the ability to gather, process, and present data on the Internet, and eliminated concerns raised by previous years' connectivity limitations.

OUR EXPERTISE SPANS MANY INDUSTRIES.

- We provide Internet solutions to many of the nation's 3,700 colleges and universities.

- We develop healthcare applications for medical professionals, supplying technology to address and meet the demand for online healthcare delivery systems.

- We assist manufacturers, suppliers and dealerships in the automotive industry in creating Websites and other Web-based capabilities.

- We have worked to develop teams with the experience and expertise to efficiently fulfill the special requirements that government institutions face.

     We have also developed various business relationships with major Internet technology companies, including Microsoft, Sun, Cisco, Concentric, Covad, IDS Scheer, PTI, Sprint, and Veritect to give our customers leading technology:

- We rely on Cisco for their high-end routers that serve as the core of our network backbone.

- Sun Microsystems' development, Web, and file servers are the foundation for our UNIX hosting.

-    We are a Microsoft Certified Solutions provider.

- Veritect supplies network security integration expertise and firewall support.

- Covad Communications provides high-speed DSL services, and the Concentric Network supplies access to over 150 points-of-presence which bolster our dial-in service offerings.

-    IDS Scheer assists us in business process reengineering.

-    Planning Technologies Inc. provides business consulting to our customers.

- Our access services use Sprint's network, data-engineering, national IP infrastructure and support resources.

WE HAVE ONE SERVICE - INTERNET BUSINESS SOLUTIONS.

         AppliedTheory's suite of Internet solutions is based on the strong foundation of our e- Business solutions. We use a phased approach designed to develop and implement a comprehensive Internet strategy for our customers. Our core expertise is derived from our experience in developing business-to-business and business-to-consumer Web sites.

         We believe that no Internet solution is complete without a completely integrated hosting solution. Therefore, we offer parallel lines of Hosting services to our customers. Web Hosting solutions include Web site and network operation, while AIP Hosting Solutions are designed for Applications Service Providers who want to use our network infrastructure. Each line of Hosting services offers Managed Application Hosting as a fully outsourced, upgradeable solution - saving time and greatly reducing capital expenditures, risk of obsolescence and internal management responsibilities. Our Dedicated Hosting offering gives customers a dedicated server while they maintain their own software management.

         We provide Security Consulting Services, VPNs, and Managed Firewalls for network security. We also provide direct connectivity to the global Internet via a fully redundant, rigorously engineered, high-speed network backbone.

         In 1999, we tripled our sales force and added over 8 new sales offices in key cities on the east coast of the U.S. Already in 2000, we have expanded in the west coast, midwest and the southern U.S. while continuing our expansion on the east coast. In addition, as previously discussed, we have launched a vertical sales effort to focus on markets such as higher education, the federal government, state and local governments, healthcare and automotive. We also intend to extend our vertical market focus to strategic segments where our solutions have competitive differentiation and the market opportunity is significant.

         As part of our expansion strategy we purchased several businesses through July 31, 2000. On January 5, 2000 we acquired CRL Network Services, Inc. ("CRL"). CRL provides high speed Internet access and data networking solutions across the United States and owns and operates a Tier 1 network backbone. This acquisition allowed us to extend our network footprint, link the Company's data centers on the east and west coasts, and increase our sales presence on the west coast. On May 23, 2000 we acquired The Cordada Group, Inc. ("Cordada") and on July 1, 2000 we acquired Team Tech International, Inc.("Team Tech"). Cordada and Team Tech provide e-Business consulting and managed web hosting services to customers primarily located in Seattle, Washington and Austin, Texas, respectively. These e-Business acquisitions allow us to expand our presence into two more high-tech corridors in the United States and further leverage our professional service expertise. The acquisition of CRL and Cordada result in additional revenue and costs in the first and second quarter of 2000 that affect the comparability to the same periods in 1999.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

         REVENUE. Total net revenues increased approximately $9.3 million from $8.7 million in the three months ended June 30, 1999 to $18.0 million in the three months ended June 30, 2000. Total net revenues increased approximately $18.2 million from $15.6 million in the six months ended June 30, 1999 to $33.8 million in the six months ended June 30, 2000.

         The increase in total net revenues of $18.2 million was driven by $9.7 million in additional e-Business solutions. These services include:

         -    linking existing databases and legacy systems with the Web; and

         - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers.

         The majority of the $9.6 million increase in e-Business solutions was derived from an additional $6.6 million in services to the New York State Department of Labor in connection with America's Job Bank. Additionally, during the same period our revenue from other e-Business solutions customers increased by $3.0 million to $3.4 million reflecting the continued expansion of this solution. Our acquisitions of businesses during 2000 contributed $1.0 million in incremental e-Business solution revenue.

         Approximately $6.2 million of the growth during the six months ended June 30,1999 as compared to the same period in 2000 was from Internet connectivity revenue. $3.2 million of that growth was attributable to acquired business and the remaining $3 million increase was due to an increase by the Company in the number of its connectivity customers, upgrades of service to higher speed connections and an expansion of special project revenue including $.5 million for a backbone upgrade.

         Web hosting revenue increased by approximately $2.4 million during the six months ended June 30, 2000. This increase includes $.9 million in new web hosting revenue from the acquired business. The remainder of the increase resulted from a $1.5 million increase by the Company in Web monitoring, management and hosting services for dedicated web hosting customers.

         For the six months ended June 30, 2000, as a percentage of total net revenues, Internet connectivity represented 45%, e-Business solutions represented 43% and Web hosting represented

11%. For the six months ended June 30, 1999, as a percentage of total net revenues, Internet connectivity represented 59%, e-Business solutions represented 32% and Web hosting represented 9%.

         COST OF REVENUE. Cost of revenue increased approximately $7.0 million from $5.8 million in the three months ended June 30, 1999 to $12.8 million in the three months ended June 30, 2000. Total cost of revenues increased approximately $13.9 million from $9.9 million in the six months ended June 30, 1999 to $23.8 million in the six months ended June 30, 2000. The increase in cost of revenue of $13.9 million was primarily attributable to the factors below.

- $5.7 million of the increase is attributable to the labor and connection charges to upgrade our network infrastructure to establish our nationwide Tier 1 presence and to provide additional capacity to support continued customer growth;

- the acquired businesses increased Internet connectivity and e-Business costs of revenue by $3.9 million;

- approximately $2.5 million of the increase was from increased labor and other professional service costs associated with the expansion of e-Business solutions provided to the New York State Department of Labor in connection with America's Job Bank and services provided to other customers; and

- increased labor costs of $1.2 million support the expansion of web hosting design and support services.

As a percentage of revenue, cost of revenue increased to 71% in the three months ended June 30, 2000 from 67% in the three months ended June 30, 1999. During the six months ended June 30, 2000 cost of revenue increased to 70% of revenue from 64% of revenue in the six months ended June 30, 1999.

         SALES AND MARKETING. For the three months ended June 30, 2000 and 1999, sales and marketing expense was approximately $7.5 million and $2.6 million, respectively. For the six months ended June 30, 2000 and 1999, sales and marketing expense was approximately $14.2 million and $4.4 million, respectively. The $9.8 million increase in the six months ended June 30, 2000 reflects a substantial investment in the sales and marketing organizations necessary to support our expanded customer base and on-going costs to establish a national sales and marketing program. The largest components of the increase were $5.9 million in additional salary, commission and related benefit costs; $1.4 million in increased occupancy costs and other costs to support the nationwide sales presence. Our marketing program and product management efforts increased costs by $1.3 million. An acquired business also contributed an additional $0.6 million in costs. Sales and marketing expense, as a percentage of revenue, increased to approximately 41% for the three months ended June 30, 2000 from 30% for the three months ended June 30, 1999. During the six months ended June 30, 2000 sales and marketing increased to 42% of revenue from 28% of revenue in the six months ended June 30, 1999.

         GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 2000 and 1999, general and administrative expenses were approximately $4.9 million and $2.1 million, respectively. For the six months ended June 30, 2000 and 1999, general and administrative expenses were approximately $9.8 million and $3.9 million, respectively. The increase in general and administrative expenses of approximately $5.9 million in the six month period was primarily attributable to:

-    $3.3 million in costs related to salaries and recruiting new personnel;

- $.5 million in additional audit, legal and other professional service costs;

-    $.5 million in increased real estate occupancy costs;

- $.7 million in additional general and administrative costs from our merger and acquisition department and costs of abandoned business acquisitions; and

- other increases necessary to manage the financial, legal and administrative aspects of our business.

         For the quarter ended June 30, 2000, general and administrative expense increased as a percent of revenue to 27% from 24% for the quarter ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expense increased as a percent of revenue to 29% from 25% for the quarter ended June 30, 1999

         RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our e-Business solutions and web hosting service offerings. For the three and six months ended June 30, 2000 and 1999, research and development expenses have not significantly fluctuated.

         DEPRECIATION. For the three months ended June 30, 2000 and 1999, depreciation expense was approximately $2.6 million and $0.8 million, respectively. For the six months ended June 30, 2000 and 1999, depreciation expense was approximately $4.5 million and $1.4 million, respectively. The increase of $3.1 million in the six months ended June 30, 2000 is primarily attributable to the acquisition of computer equipment in our upgraded data centers and equipment used to support the continued expansion of our Internet Connectivity, Web hosting and e-Business solutions. A portion of the depreciation expense increase also resulted from additional office furniture and equipment necessary to support our expanding customer base. Acquired businesses also contributed an additional $0.4 million in depreciation expense during the first six months of 2000.

         AMORTIZATION. For the three and six months ended June 30, 2000, amortization expense was approximately $2.5 million and $4.8 million, respectively. Amortization expense relates to goodwill from businesses acquired during 2000 and is being amortized over five years.

         INTEREST EXPENSE. Interest expense has increased $0.8 million from $0.2 million to $1.0 million for the three months ended June 30, 2000 and 1999, respectively. Interest expense has increased from $0.3 million to $1.3 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $1 million for the six months ended June 30, 2000 is a result of an estimated $0.4 million non-cash charge for the beneficial conversion features of the $30 million 5% convertible debt issued on June 5, 2000. The convertible debentures also contributed $0.3 million in debt discount amortization and interest expense charges during 2000. The new equipment leases and loans during 2000 account for the remainder of the increase.

         INTEREST INCOME. Interest income has decreased from $0.5 million to $0.3 million for the three months ended June 30, 2000 and 1999, respectively. However, interest income increased from $0.5 million to $0.7 million for the six months ended June 30, 2000 and 1999, respectively. These changes are a result of available proceeds from the IPO and issuance of the debentures.

         NET LOSS. Net loss attributable to common stockholders for the quarter ended June 30, 2000 was approximately $12.9 million, or $0.54 per share, compared with approximately $2.3 million or $0.12 per share for the quarter ended June 30, 1999. Net loss attributable to common stockholders for the six months ended June 30, 2000 was approximately $23.9 million, or $1.02 per share, compared with approximately $4.0 million or $0.23 per share for the six months ended June 30, 1999.

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

         On June 5, 2000, we issued $30 million in 5% convertible debentures due June 5, 2003 to seven institutional investors. These debentures are currently convertible into approximately 1,797,500 shares of common stock at any time until maturity. After payment of $1.0 million in fees and expenses net proceeds of $29.0 million were received. See additional discussion in Note H to the financial statements.

         At June 30, 2000, we had $7.9 million in cash and cash equivalents, $27.1 million in marketable securities and a $22.6 million working capital surplus. This represents a $12.6 million decrease in available cash and cash equivalents and securities from December 31, 1999. Although we have utilized a portion of the available proceeds from our IPO we have several sources of additional funds at our disposal. These include liquidation of marketable securities, drawing from three available lines of credit and, if certain events occur, exercise of a $10 million put option for additional financing. Our marketable securities are generally fixed rate short-term investment grade corporate bonds and notes. At June 30, 2000, all of our investments are due to mature within eighteen months but could be sold prior to maturity to provide working capital or finance future acquisitions.

         Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $53.7 million at June 30, 2000, and have used $19.0 million in cash in the aggregate to fund operations since January 1, 2000 through June 30, 2000.

- Net cash used in operating activities for the six months ended June 30, 2000 and 1999 was approximately $19.0 million and $2.8 million. The increase of $16.2 million is a result of $19.9 million in increased net losses from operations in the period and $5 million in unfavorable working capital changes offset by increased amortization of goodwill of $5 million and $3.1 million in additional depreciation expense.

- Net cash used in investing activities for the six months ended June 30, 2000 and 1999 was approximately $18.5 million and $62.3 million. The significant decrease of approximately $43.8 million is a result of purchasing $55.3 million in marketable securities and investing $5 million in PTI with IPO proceeds during 1999. During 2000 an additional $11.2 million in property and equipment were purchased, business acquisitions used $10.9 million and marketable securities transactions provided a $5.9 million in cash for these acquisitions.

- For the six months ended June 30, 2000 and 1999 cash of approximately $70.4 million and $30.6 million, respectively, was provided by financing activities. The decrease of approximately $39.8 million results primarily from the generation of $75.4 million in IPO proceeds during 1999 and the generation of $33 million in proceeds from the issuance of convertible debentures and long term debt financing in 2000. These inflows are offset by repayments of debt consists principally of the repayment of long-term debt assumed in connection with the business acquired in the first quarter of 2000 and routine principal payments on existing loans.

         We have made capital investments in our network operations center, data center and other capital assets totaling $13.2 million and $2.0 million in the six months ended June 30, 2000 and 1999, respectively. We acquired assets under capital leases for $5.0 million in the six months ended June 30, 2000.

         At June 30, 2000 we have three lines of credit available to provide working capital.

- The first is a secured revolving line of credit with Fleet National Bank for $7.5 million which expires on January 19, 2001. Borrowings under this line are secured by substantially all our assets and by a maximum of $5.5 million of assets pledged by NYSERNet.net. At June 30, 2000, borrowings under this line amounted to $5.5 million. As of June 30, 2000, as a result of restrictions under the line of credit, no additional credit was available under this agreement.

- We also have an unsecured revolving borrowing facility with NYSERNet.net, which provides for borrowings up to a maximum amount of approximately $6.2 million, less any preferred stock issued to NYSERNet.net. As of June 30, 2000, $6.2 million was available under this borrowing facility.

- As a result of our acquisition of The Cordada Group, Inc., we have a secured revolving line of credit with Pacific Northwest Bank for $1 million. The line of credit expired on July 15, 2000 but was extended to August 15, 2000 pending the execution of a new agreement. The credit facility is collateralized by Cordada's accounts receivable and general intangibles. At June 30, 2000, borrowings under this line amounted to $0.2 million. As of June 30, 2000, as a result of restrictions under the line of credit, $0.6 million in additional credit was available under this agreement.

         At June 30, 2000 we had $27.1 million in marketable securities, $7.9 million in cash, $6.8 million in availability under the aforementioned financing agreements and, if certain events occur, a $10 million put option for additional financing. We may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. If additional financing is unavailable or delayed we have developed contingency plans to reduce costs and expenses. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies.

COMMITMENTS

         Annual maturities of our debt obligations are as follows: $1.8 million in 2000, $9.0 million in 2001, $3.2 million in 2002 and $30.1 million in 2003. Debt maturing in 2001 includes $5.5 million borrowed under the Fleet National Bank line of credit that expires January 19, 2001. Debt maturing in 2003 includes $30.0 million in convertible debentures maturing on June 5, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At June 30, 2000, we had various financial instruments consisting of variable rate debt and short-term investments entered into for purposes other than trading. The substantial majority of our outstanding debt obligations have variable interest rates of LIBOR plus 50 basis points or prime rate less 200 basis points. At June 30, 2000, the carrying value of our debt obligations approximate the fair value due to debt discount recorded on the convertible debenture and the short maturity and/or variable interest rates of the other debt. The weighted average interest rate of our debt obligations at June 30, 2000 was approximately 6.6%.

         Our investments are generally fixed rate short-term investment grade corporate bonds and notes. At June 30, 2000, all of our investments are due to mature within eighteen months and are carried at fair value of $27.1 million. These investments are subject to interest rate risk, market risk and in some cases foreign currency risk. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices, and amounted to $2.7 million at June 30, 2000. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         There have been no material changes to the status of legal proceedings previously reported in our annual report on Form 10-K filed with the SEC.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 5, 1999, we completed our initial public offering, or IPO, of 5,175,000 shares of our common stock. The offering was made pursuant to a registration statement on Form S-1 (File No. 333-72133) which registered up to 5,175,000 shares of our common stock and was declared effective on April 29, 1999. The offering commenced on April 30, 1999 and all 5,175,000 shares registered in our offering were sold at an initial public offering price of $16.00 per share. The managing underwriters were Bear, Stearns & Co. Inc., CIBC World Markets Corp., Lehman Brothers Inc. and Wit Capital Corporation. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount. In total approximately $1.8 million was applied to expenses incurred for our offering. As a result, net proceeds from the offering are approximately $75.2 million. Except as discussed herein with respect to our repayment of a revolving line of credit and redemption of our preferred stock to NYSERNet.net, none of the net proceeds of our offering were paid by us, directly or indirectly, to any of our directors, officers or any of their associates, or to any person or entity owning 10 percent or more of our equity securities or the equity securities of any of our affiliates.

         On May 5, 1999, we paid approximately $3.8 million to repay outstanding borrowings under our revolving line of credit with NYSERNet.net, including accrued interest. We also paid approximately $2.0 million to redeem our outstanding preferred stock, including accrued dividends, all of which was held by NYSERNet.net. As of June 30, 2000, NYSERNet.net owns approximately 19.4% of our common stock and has one representative on our board of directors.

         On June 22, 1999, the Company purchased 10% of the ownership interests of Planning Technologies, Inc., ("PTI"), for $5.0 million, by purchasing approximately 2,976,190 shares of convertible preferred stock of PTI. For additional information about this investment, please see our current report on Form 8-K (File No. 000-25749), filed with the SEC on July 7, 1999.

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

         On May 23, 2000, the Company acquired The Cordada Group, Inc., a Washington corporation, for up to approximately 758,219 unregistered shares of our common stock. For additional information about this acquisition, please see our current report on Form 8-K (File No. 000-25749), filed with the SEC on June 1, 2000. On June 21, 2000, the Company acquired The New Media Group, Inc., a Virginia corporation, for up to 140,000 unregistered shares of our common stock.

         On June 5, 2000, the Company issued $30 million in 5% convertible debentures (the "Debentures") due June 5, 2003. These Debentures are presently convertible into 1,797,483 shares of common stock at any time until maturity. The Debentures earn interest at 5% per annum payable semi-annually in June and December and mature on June 5, 2003. At the Company's option, interest can be accrued or paid. Accrued interest is convertible into shares of common stock. These Debentures are presently convertible into 1,797,483 shares of common stock at a conversion price of $16.69 per share at any time until maturity. On June 5, 2001 and at six month intervals thereafter, ending June 5, 2003, the conversion price will reset downward if the average trading price during a period defined in the Debentures is less than AppliedTheory's stock price during the period when the initial conversion price was set. The Company may require the Investors to convert the convertible debentures into common stock if the volume weighted average price of the common stock exceeds $33.38 on each of 60 consecutive trading days. In connection with the issuance of the Debentures, (a) the investors received detachable warrants to purchase up to $13,000,000 of the Company's common stock for $17.35 per share; expiring on June 5, 2005, (b) the Investors have the option expiring June 5, 2001 to purchase up to $10,000,000 of the Company's common stock, or 599,191 shares, at a purchase price of $16.69 per share and (c) the Company has the option, under certain conditions, until June 5, 2001 to require the Investors to purchase an additional $10,000,000 of the Company's common stock, or 599,191 shares, at $16.69 per share. See our current report on Form 8-K filed with the SEC on June 20, 2000 for additional information.

         We have used and intend to use the remaining proceeds from our initial public offering and the proceeds from the sale of the 5% Convertible Debentures due June 5, 2003 to fund the Company's operations, for general corporate purposes and working capital requirements, including the following:

- to expand our sales and marketing efforts in approximately 20 metropolitan areas;

-    to continue to increase the size of our sales force;

-    to expand our customer support services;

-    for working capital requirements and other general corporate purposes; and

-    for possible acquisitions.

         No portion of the proceeds from our IPO or Debenture issuance has been allocated for any specific purpose referred to above. We have discretionary authority over the use of net proceeds from the offerings. In addition, we intend to use a portion of the net proceeds from these offerings to add additional data center capacity.

         Pending the above uses, we have invested the proceeds of the offerings in short-term, interest bearing investment grade securities.

         During the three months ended June 30, 2000, proceeds of approximately $879,000 were generated from the exercise of options for 387,274 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. During the three months ended June 30, 2000, proceeds of approximately $558,000 were generated from issuances under our Employee Stock Purchase Plan of 63,996 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. The shares issued pursuant to our 1996 Option Plan and our Employee Stock Purchase Plan were registered through our registration statement on Form S-8 (File No. 333-83177), which we filed with the SEC on July 19, 1999.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On May 25, 2000, the annual meeting of the stockholders of AppliedTheory Corporation was held pursuant to a notice dated April 11, 2000, which was mailed to all stockholders. The meeting was called in order to elect one director to the Board of Directors and to ratify the appointment of Grant Thornton LLP as independent certified public accountants for the Company. The stockholders elected Dr. George Sadowsky as a Class I director whose term will expire at the 2003 annual meeting of stockholders. The terms of each of the current Class II directors, Dominick DeAngelo, and Dr. Shelly A. Harrison expire at the 2001 annual meeting of stockholders. The terms of each of the current Class III directors, James T. Kelsey and Dr. Richard Mandelbaum expire at the 2002 annual meeting of stockholders.

         The election of a Class I Director and the appointment of Grant Thornton LLP as independent certified public accountants for the Company received stockholders' approval at this meeting. Holders of the following shares were present in person or by proxy at this meeting and votes were cast in the following manner:

         Election of Class I Director: 23,542,234 shares of Common Stock outstanding, 18,088,960 shares present and voting in favor of the election of Dr. George Sadowsky as a Class I director, representing 77 % of the common stock outstanding.

         Ratification of Grant Thornton LLP as independent certified public accountants: 17,991,166 shares present and voting in favor of the ratification, representing 76 % of the common stock outstanding.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO INCREASE IN THE FORESEEABLE FUTURE.

         We have incurred significant net losses and negative cash flows from operations in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At June 30, 2000 and December 31, 1999 and 1998, we had an accumulated deficit of approximately $53.7 million, $29.8 million and $15.7 million, respectively. We incurred net losses of $23.9 million in the six months ended June 30, 2000 and $14.1 million, $7.1 million and $6.1 million in the three years ended December 31, 1999, 1998 and 1997, respectively. In connection with our expansion plans, we anticipate making significant investments in sales and marketing, customer support and personnel. As a result of our expansion plans, we expect our net losses and negative cash flows from operations on a quarterly and annual basis to be significant in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our expansion strategy. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

PRIOR TO 2000, MOST OF OUR REVENUES HAVE BEEN DERIVED FROM CUSTOMERS LOCATED IN NEW YORK STATE AND WE MAY NOT SUCCESSFULLY OPERATE ON A NATIONWIDE BASIS.

         Prior to 2000, most of our revenues have been derived from customers located in New York State. Our business strategy is to become a leading national provider of advanced Internet technology solutions to mid-sized businesses, mid-sized departments of larger businesses, and specifically targeted vertical markets. The risks we may encounter in operating on a nationwide basis include the possibility that:

         -    our solutions are not accepted beyond our current market;

         - there are significant delays in the completion of any new data centers or any existing data centers; and/or

         -    we fail to develop a nationally recognized brand.

OUR RAPID GROWTH STRATEGY IS LIKELY TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

         Our future success depends in large part on our ability to manage any achieved growth in our business. For our nationwide operating plan to succeed, we will need:

         -    to expand our business with new and current customers;

         -    to develop and offer successful new products and services;

         -    to retain key employees and hire new employees; and

         - to ensure that any future business we may develop or acquire will perform in a satisfactory manner.

         These activities are expected to place a significant strain on our resources. Also, we cannot guarantee that any of these will occur or that we will succeed in managing the results of any success in our nationwide operating plan.

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

         A relatively large portion of our expenses are fixed in the short-term, particularly in respect of data and telecommunications costs, depreciation, amortization, real estate occupancy costs, interest expense and personnel. Because we will be required to incur these fixed expenses, irrespective of our revenue, our future results of operations are particularly sensitive to fluctuations in revenue.

THE EXPECTED CONTINUED GROWTH IN THE MARKET FOR OUR PRODUCTS AND SERVICES MAY NOT MATERIALIZE OR MAY MATERIALIZE IN A MANNER WE HAVE NOT ANTICIPATED.

         Our market is new and rapidly evolving. Whether, and the manner in which, the market for our products and services will continue to grow is uncertain. The market for our products and services may be inhibited for a number of reasons, including:

         - the reluctance of businesses to outsource their e-Business, Web hosting and Internet connectivity needs;

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

         Our current and prospective competitors, both in New York State and nationally, generally may be divided into the following three groups:

         - Internet access, VPNs and security providers including GTE Internetworking, Verio Inc., Qwest Communications International Inc., Sprint Corporation, AT&T Corp., UUNET Technologies, Inc., Concentric Network Corp., Cable & Wireless plc, WorldCom, Inc. and other national and regional providers;

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

         We currently derive a substantial portion of our total revenue from contracts with two customers - NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these customers could significantly hurt our business. For the six months ended June 30, 2000, revenue from NYSERNet.org, Inc. represented approximately 16% of our total revenue. For the years ended December 31, 1999, 1998 and 1997, revenue from NYSERNet.org, Inc. represented approximately 27%, 37%, and 47% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the six months ended June 30, 2000 represented 37% of our total revenue. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 1999, 1998 and 1997 represented 39%, 28%, and 16% of our total revenue, respectively.

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

         Our contract with the New York State Department of Labor is for the development and maintenance of the America's Job Bank Web site. Although this contract is initiated by the New York State Department of Labor, the contract includes separate maintenance of America's Job Bank Web sites for 49 different states and territories. Each of these states and territories make individual buying decisions and may terminate their affiliation with America's Job Bank annually. The America's Job Bank agreement is subject to cancellation upon 15 days notice by the New York State Department of Labor.

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

         Our use of the infrastructure of other communications carriers presents risks. Our success partly depends upon the coverage, capacity, scalability, reliability and security of the network infrastructure provided to us by telecommunications network suppliers, including AT&T Corp., Sprint Corporation, Bell Atlantic Corp., Pacific Bell and Broadwing, Inc. Our expansion plans require additional network resources. Without these resources, our ability to execute our business strategy could be hurt. In addition, future expansion and adaptation of our network infrastructure may require substantial financial, operational and management resources. We may not be able to expand or adapt our network infrastructure on a timely basis and at a commercially reasonable cost to meet additional demand, changing customer requirements or evolving industry standards. In addition, if demand for usage of our network were to increase faster than projected or were to exceed our current forecasts, the network could experience capacity constraints which would hurt its performance.

         The current consolidation of network providers could adversely affect our peering and transit arrangements if peering criteria becomes more restrictive or cost prohibitive. We also depend on our telecommunications suppliers to provide uninterrupted and error-free service through their telecommunications networks. If these suppliers greatly increased the prices for their services or if the telecommunications capacity available to us was insufficient for our business purposes, and we were unable to use alternative networks or pass along any increased costs to our customers, our business could suffer.

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

         If our services do not continue to be compatible and interoperable with products and architectures offered by other industry members, our ability to compete could be impaired. Our ability to compete successfully is dependent, in part, upon the continued compatibility and interoperability of our services with products and architectures offered by various other members of the industry. Although we intend to support emerging standards in the market for Internet solutions, we cannot assure you that we will be able to conform to new standards in a timely fashion and maintain a competitive position in the market. Our services rely on the continued widespread commercial use of Transmission Control Protocol/Internetwork Protocol, commonly known as TCP/IP, which is an industry standard to facilitate the transfer of data. Alternative open protocol and proprietary protocol standards could emerge and become widely adopted. A resulting reduction in the use of TCP/IP could render our services obsolete and unmarketable. Our failure to anticipate the prevailing standard or the failure of a common standard to emerge could hurt our business.

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

         Contracts with various government agencies accounted for approximately 53% of our revenues in year ended December 31, 1999 and 43% in the six months ended June 30, 2000. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

         A component of our strategy is to acquire network assets, Internet-related technologies, e-Business companies and other businesses complementary to our operations. In the 14 months ending June 30, 2000 we have acquired or invested in several companies. In the future, we intend to acquire additional companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

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

         We cannot assure you that any completed acquisition will enhance our business. If we consummate one or more acquisitions in which any significant portion of the consideration consists of cash, a significant portion of our available cash could be used to consummate the acquisitions. If we consummate one or more acquisitions in which any significant portion of the consideration consists of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. The purchase price of future acquisitions will most likely be significantly greater than the fair value of the acquired net assets. Acquisitions required to be accounted for under the purchase method could result in significant goodwill and/or amortization charges for acquired technology.

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

         We have and intend to use the remaining proceeds from our initial public offering and the proceeds from the sale of the 5% Convertible Debentures due June 5, 2003 to fund the expansion of our sales and marketing efforts, to expand our customer support services, for making investments or acquisitions and for general corporate and working capital purposes. Our business plan includes aggressive expansion through acquisitions funded mostly with stock but requiring some cash expenses and consideration. While we believe that the remaining proceeds from our initial public offering and sale of Debentures will be sufficient for these purposes, we may need to raise additional funds through public or private debt or equity financing in order to:

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

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 64% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

         Broadwing, NYSERNet.net, Inc. and Grumman Hill control approximately 24.6%, 19.4% and 12.3%, respectively, of our outstanding common stock at June 30, 2000. In addition, our executive officers and directors may be deemed to beneficially own in the aggregate approximately 8% of our outstanding common stock. Accordingly, Broadwing, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. Broadwing, Grumman Hill and NYSERNet.net each have one representative on our board of directors. Grumman Hill has a significant equity interest in Broadwing. NYSERNet.net, NYSERNet.org, Broadwing, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

WE ARE DEPENDENT ON KEY PERSONNEL AND OPERATE IN AN INDUSTRY WHERE IT IS DIFFICULT TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         We expect that we will need to hire additional personnel in all areas of our business. The competition for personnel throughout our industry is intense. At times, we have experienced difficulty in attracting qualified new personnel. If we do not succeed in attracting new, qualified personnel or retaining and motivating our current personnel, our business could suffer. We are also dependent on the continued services of our key personnel, including our senior management. We have entered into employment agreements with certain executive officers. We have also secured key man insurance policies on the lives of Messrs. Mandelbaum and Martin.

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

         Also, a substantial number of shares of common stock issuable upon exercise of outstanding stock options are available for resale in the public market as a result of our filing a registration statement on Form S-8 with the Securities and Exchange Commission on July 19, 1999 (File No. 333-83177) in order to register the shares issued and issuable upon the exercise of options granted under our 1996 Incentive Stock Option Plan, or granted and to be granted under our 1999 Stock Option Plan and our 1999 Employee Stock Purchase Plan.

OUR STOCK PRICE MAY BE AFFECTED BY THE AVAILABILITY OF SHARES FOR FUTURE SALE. THE FUTURE SALE OF A LARGE AMOUNT OF OUR STOCK, OR THE PERCEPTION THAT THESE SALES COULD OCCUR, COULD NEGATIVELY AFFECT OUR STOCK PRICE.

         The market price of our common stock could drop as a result of future sales of a large number of shares of our common stock in the market.

         As a result of our re-offer prospectus filed on Form S-8 with the Securities and Exchange Commission on July 19, 1999, approximately 4,500,000 shares of our outstanding common stock no longer qualify as "restricted securities" under Rule 144 of the Securities Act of 1933 and, under the Securities Act, these shares may be freely re-offered and re-sold. However, stockholders who sell shares of our common stock under this re-offer prospectus must comply with the volume of sale limitations imposed under Rule 144(e) of the Securities Act.

         As a result of filing Form S-3 with the Securities and Exchange Commission and subsequent effectiveness of the registration statement, approximately 839,881 shares of our outstanding common stock will no longer qualify as "restricted securities" under Rule 144 of the Securities Act and, under the Securities Act, these shares may be freely re-offered and re-sold. In addition, if certain parties convert the 5% Convertible Debentures into common stock or exercise warrants to purchase common stock, or the Company or holder exercise their option to convert a promissory note for common stock up to an additional 4,109,498 shares of our common stock would be registered and freely tradable.

         Therefore, through the S-8 re-offer prospectus and S-3 registration statement, as a result of registration rights and under Rule 144, a large number of shares of our common stock may become freely tradable and affect the market for our stock.

         As of June 30, 2000, an additional 54% of the shares of our common stock continue to be restricted securities. Certain of the holders of these restricted securities have registration rights with respect to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares become freely tradable in the future.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8K

         (a.) EXHIBITS.

         The following Exhibits are filed or incorporated by reference herewith:

         Exhibit 10.54 Amendment No. 2 to Resale Agreement between AppliedTheory Corporation and NYSERNet.org, Inc. dated April 18, 2000

         Exhibit 10.55 Loan Agreement between FINOVA Capital Corporation and AppliedTheory Corporation dated May 30, 2000.

         Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended June 30, 2000.

         Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the six months ended June 30, 2000.

         Exhibit 27.1 Financial Data Schedule for the three months ended June 30, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.

         Exhibit 27.2 Financial Data Schedule for the six months ended June 30, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.

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

              On June 1, 2000, we filed a current report on Form 8-K that included information relating to an agreement and plan of merger dated May 15, 2000 to purchase The Cordada Group, Inc. ("Cordada"). AppliedTheory agreed to acquire all of the capital stock of Cordada for up to 758,219 shares in AppliedTheory common stock. The acquisition was consummated on May 23, 2000.

              On June 20, 2000, we filed a current report on Form 8-K that included information relating to a purchase agreement with seven investors for the issuance of $30 million in 5% convertible debentures due June 5, 2003. Under the Purchase Agreement and related agreements with the Investors, AppliedTheory can also receive up to an additional $33,000,000 over the next five years from the exercise of warrants and options for the purchase and sale of AppliedTheory common stock, par value $.01 ("Common Stock"). The additional $33,000,000 in financing is available from three sources. First, pursuant to the Purchase Agreement, the Investors received warrants for the purchase of additional shares of Common Stock, for up to $13,000,000. Second, the Purchase Agreement contains an Investor call option, pursuant to which the Investors can purchase additional warrants to purchase Common Stock, for a purchase price of approximately $10,000,000. Finally, the Purchase Agreement contains a put option, pursuant to which AppliedTheory can compel the Investors to purchase additional warrants to purchase Common Stock, for a purchase price of approximately $10,000,000 under certain circumstances.

                           APPLIEDTHEORY CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                           AppliedTheory Corporation

Date:  August 11, 2000      by:    /s/  Richard Mandelbaum
                                 ------------------------------------------
                                 Richard Mandelbaum
                                 Chairman of the Board,
                                 Chief Executive Officer, and Director
                                 (Principal Executive Officer)

Date:  August 11, 2000      and:   /s/  David Buckel
                                 ------------------------------------------
                                 David Buckel
                                 Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

         The following Exhibits are filed or incorporated by reference herewith:

         Exhibit 10.54 Amendment No. 2 to Resale Agreement between AppliedTheory Corporation and NYSERNet.org, Inc. dated April 18, 2000

         Exhibit 10.55 Loan Agreement between FINOVA Capital Corporation and AppliedTheory Corporation dated May 30, 2000.

         Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended June 30, 2000.

         Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the six months ended June 30, 2000.

         Exhibit 27.1 Financial Data Schedule for the three months ended June 30, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.

         Exhibit 27.2 Financial Data Schedule for the six months ended June 30, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.