Form 10-Q
period 2000-09-30
APPLIEDTHEORY CORP
filed 2000-11-13
CIK 1078577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 2000, there were 25,181,016 shares of AppliedTheory Corporation common stock, par value $.01, outstanding.


                    The Index of Exhibits appears on page 39

                            APPLIEDTHEORY CORPORATION


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited):

              Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000...............3

              Consolidated Statements of Operations for the three and nine months ended
              September 30, 1999 and September 30, 2000................................................4

              Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1999 and September 30, 2000................................................5

              Notes to Consolidated Financial Statements...............................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk..............................23

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................24

Item 2.       Changes in Securities and Use of Proceeds...............................................24

Item 3.       Defaults Upon Senior Securities.........................................................25

Item 4.       Submission of Matters to a Vote of Security Holders.....................................25

Item 5.       Other Information.......................................................................25

Item 6.       Exhibits and Reports on Form 8K.........................................................37

Signatures    ........................................................................................38

Exhibit Index ........................................................................................39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        December, 31            September 30,
                                                                                            1999                    2000
                                                                                            ----                    ----
                                                                                   (Derived from Audited        (Unaudited)
                                                                                    Financial Statements)
                                    ASSETS
Current assets
    Cash and cash equivalents                                                             $  14,834              $    7,633
    Marketable securities                                                                    32,727                  11,796
    Accounts receivable, net of allowance of $231 and $1,060, respectively                    6,714                  17,530
    Due from related parties                                                                     59                     548
    Prepaid expenses and other assets                                                         2,133                   1,899
                                                                                          ---------              ----------
           Total current assets                                                              56,467                  39,406
Property and equipment, net                                                                  13,881                  31,428
Investment, at cost                                                                           5,000                   5,250
Goodwill                                                                                                             60,298
Other assets                                                                                  1,587                  4,165
                                                                                          ---------              ----------
           Total assets                                                                   $  76,935              $  140,547
                                                                                          =========              ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                      $   5,025              $    6,975
    Line of credit                                                                                                    6,417
    Accrued payroll                                                                           2,012                   3,760
    Accrued expenses                                                                          4,794                   4,417
    Deferred revenue                                                                          2,476                   3,713
    Current portion of long-term debt and capital lease obligations                           1,215                   4,301
                                                                                          ---------              ----------
           Total current liabilities                                                         15,522                  29,583
Long-term debt and capital lease obligations                                                  6,783                   6,038
Convertible debenture                                                                                                26,533
Other liabilities                                                                               421                     738
Temporary equity                                                                                                     10,000

Stockholders' equity
    Common stock, $.01 par value; 90,000,000 shares authorized; issued and outstanding 21,413,362 shares at December 31, 1999
       and 24,835,194 shares at September 30, 2000                                              214                     248
    Additional paid-in capital                                                               84,052                 135,342
    Accumulated deficit                                                                     (29,806)                (67,927)
    Accumulated other comprehensive loss                                                       (251)                     (8)
                                                                                          ---------              ----------
           Total stockholders' equity                                                        54,209                  67,655
                                                                                          ---------              ----------
           Total liabilities and stockholders' equity                                     $  76,935              $  140,547
                                                                                          =========              ==========

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            Three months ended                Nine months ended
                                                              September 30,                     September 30,
                                                              -------------                     -------------
                                                           1999             2000            1999            2000
                                                           ----             ----            ----            ----
Net revenues
     Third-party customers                              $    7,447       $   17,282      $   18,250      $    45,606
     NYSERNet.org, Inc. customers and services               2,730            3,684           7,487            9,171
                                                        ----------       ----------      ----------      -----------

     Total net revenues                                     10,177           20,966          25,737           54,777
                                                        ----------       ----------      ----------      -----------
Costs and expenses
     Cost of revenues                                        6,818           14,561          16,710           38,350
     Sales and marketing                                     3,688            7,198           8,096           21,368
     General and administrative                              2,958            5,709           6,827           15,481
     Research and development                                   66              915             196            1,263
     Depreciation                                              879            2,868           2,286            7,333
     Amortization                                                             3,416                            8,212
     Other expenses (income)                                                     20               3             (186)
                                                        ----------       ----------      ----------      -----------

     Total costs and expenses                               14,409           34,687          34,118           91,821
                                                        ----------       ----------      ----------      -----------

     Loss from operations                                   (4,232)         (13,721)         (8,381)         (37,044)

Interest income                                               (756)            (436)         (1,279)          (1,113)
Interest expense                                               129              940             455            2,190
                                                        ----------       ----------      ----------      -----------

     NET LOSS                                               (3,605)         (14,225)         (7,557)         (38,121)

Preferred stock dividends                                                                        73
                                                        ----------       ----------      ----------      -----------

Net loss attributable to common stockholders            $   (3,605)      $  (14,225)     $   (7,630)     $   (38,121)
                                                        ==========       ==========      ==========      ===========

Basic and diluted loss per common share                 $    (0.17)      $    (0.57)     $    (0.40)     $     (1.59)
                                                        ==========       ==========      ==========      ===========

Shares used in computing basic and diluted loss
per share                                               21,180,152       24,822,053      18,858,416       23,924,826
                                                        ==========       ==========      ==========      ===========

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Nine months ended
                                                                                            September 30,
                                                                                            -------------
                                                                                         1999           2000
                                                                                         ----           ----
Cash flows from operating activities
         Net loss                                                                      $  (7,557)     $ (38,121)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation                                                                 2,286          7,333
              Amortization of goodwill                                                                    8,212
              Amortization of debt discount                                                                 625
              Provision for bad debts                                                         68            506
              Payment of interest expense to NYSERNet.net, Inc.                             (270)
              (Gain) loss on sale of property and equipment                                    3              5
              Realized loss on marketable securities                                                         11
              Non-cash compensation expense                                                  940            927
              Changes in assets and liabilities, net of effects of business acquisitions
                Accounts receivable                                                       (2,592)        (8,829)
                Due from related parties                                                  (2,012)        (1,019)
                Prepaid expenses and other assets                                         (1,070)          (487)
                Accounts payable                                                           2,154            476
                Accrued payroll                                                            1,004          1,339
                Accrued expenses and other liabilities                                       (51)        (3,781)
                Deferred revenue                                                             711            908
                                                                                       ---------      ---------
              Net cash used in operating activities                                       (6,386)       (31,895)
                                                                                       ---------      ---------
Cash flows from investing activities
         Purchases of property and equipment                                              (4,174)       (14,946)
         Purchase of marketable securities                                               (77,258)       (23,930)
         Investment in certain businesses, net of cash acquired                           (5,000)       (10,640)
         Proceeds from sale of marketable securities                                       25,440        45,093
         Proceeds from sale of property and equipment                                          5             16
         Payments received on notes receivable                                               122              4
                                                                                       ---------      ---------
              Net cash used in investing activities                                      (60,865)        (4,403)
                                                                                       ---------      ---------
Cash flows from financing activities
         Issuance of common stock, net of issuance costs                                  75,371          1,559
         Issuance of convertible debenture                                                               30,000
         Convertible debenture issue costs                                                               (1,010)
         Payment of preferred stock dividends                                               (493)
         Redemption of preferred stock                                                    (1,500)
         Repayment of borrowings from NYSERNet.net, Inc., net                             (2,687)
         Payments of line of credit borrowings, net                                       (1,190)           (51)
         Proceeds received from long term debt                                                            2,997
         Principal payments on long-term debt and capital leases                            (746)        (4,398)
                                                                                       ----------     ---------
              Net cash provided by financing activities                                   68,755         29,097
                                                                                       ---------      ---------
              Net increase (decrease) in cash and cash equivalents                         1,504         (7,201)
Cash and cash equivalents, beginning of period                                             1,786         14,834
                                                                                       ---------      ---------
Cash and cash equivalents, end of period                                               $   3,290      $   7,633
                                                                                       =========      =========
Supplemental disclosures of noncash investing transactions:
         Issuance of common stock for investment in certain businesses                                $  54,746
         Fixed asset acquisitions financed through capital lease obligations                              7,561

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (See Note B). All significant intercompany transactions have been eliminated in consolidation. These financial statements for the three and nine months ended September 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company as of and for the year ended December 31, 1999 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods have been reflected. Operating results for the three month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.


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

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Under escrow provisions of the Merger Agreement, the Company has placed in escrow 285,507 of its common stock, valued at $19.16 per share, issuable to CRL's former owners to cover various contingencies. Such amounts will be recorded as additional cost of the acquired company when the number of shares to be issued, if any, becomes determinable beyond a reasonable doubt. At September 30, 2000, no shares have been issued since the outcome of the contingencies were not determinable.

     In connection with the acquisition of CRL the Company entered into a put option agreement requiring the Company, at the option of the holders, to repurchase a total of up to 625,000 shares of AppliedTheory common stock in two equal installments, not to exceed $10,000,000, on the first and second anniversary of the acquisition. In the event that the average closing price for AppliedTheory common stock as reported on the Nasdaq National Market for any period of at least 30 consecutive days beginning 180 days after the closing of the merger shall exceed $20.00 and $24.00, the first and second put option, respectively, will terminate. The Company has reclassified from permanent equity to temporary equity an amount equal to the $10,000,000 redemption price relating to the put option. Had this been classified as temporary equity in the previous quarters in 2000, total stockholders' equity would have been approximately $67,749,000 at March 31, 2000 and approximately $75,107,000 at June 30, 2000.

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

     Under escrow provisions of the Merger Agreement, the Company has placed in escrow 160,000 shares of its common stock valued at $20.44 per share issuable to Cordada's former owners to cover various contingencies. Such amounts will be recorded as additional cost of the acquired company when the issuance of shares, if any, becomes determinable beyond a reasonable doubt. At September 30, 2000, no shares have been issued since the outcome of the contingencies were not determinable.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. The balance of the purchase price was recorded as goodwill and is being amortized over 5 years. Acquisition costs were financed using a portion of the net proceeds of the Company's IPO.

     TEAM TECH INTERNATIONAL, INC.
     On July 1, 2000, the Company acquired all of the capital stock of Team Tech International, Inc. ("Team Tech") for approximately 444,489 shares of common stock, par value $.01 per share of the Company. The Merger Agreement also includes a performance incentive payment clause whereby up to an additional 538,140 shares of AppliedTheory common stock will be issued by December 31, 2000 if specific revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and balance sheet targets are satisfied for the quarter ended September 30, 2000. At September 30, 2000, no shares have been issued since the performance incentive calculation has not been finalized. Team Tech provides Web

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     consulting and e-Business solutions to commercial clients and government agencies worldwide. Team Tech is now a wholly owned subsidiary of the Company named AppliedTheory Austin Corporation whose results will be consolidated beginning on the date of acquisition.

     The financial statements reflect the preliminary allocation of the purchase prices of the above acquisitions and are subject to revision upon final settlement of all purchase price adjustments and the completion of evaluations and other studies of the fair value of all assets acquired and liabilities assumed.

     Following is the Company's unaudited proforma results for the nine months ending September 30, 1999 and 2000 as if all of the Company's acquisitions during 2000 occurred on January 1, 1999.

                                                              Nine months ended
                                                                September 30,
                                                                -------------
                                                            1999              2000
                                                            ----              ----
                                                          (in thousands except per
                                                                 share data)
          Net revenues                                     $ 43,235       $  60,446
          Net loss                                          (18,830)        (45,090)
          Basic and diluted net loss per share                (0.79)          (1.64)



NOTE C - COMPREHENSIVE LOSS

     Comprehensive loss for the three and nine months ended September 30, 1999 and 2000, was as follows:


                                                        Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                       1999           2000            1999           2000
                                                       ----           ----            ----           ----
                                                          (in thousands)                 (in thousands)
          Net loss attributable to common
           stockholders                               $(3,605)      $(14,225)        $(7,630)      $(38,121)
          Other comprehensive loss:
            Unrealized gain (loss) on
               marketable securities, net of
               income tax                                  21             46            (172)           243
                                                      -------       --------         -------       --------
          Comprehensive loss                          $(3,584)      $(14,179)        $(7,802)      $(37,878)
                                                      =======       ========         =======       ========

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock warrants, stock appreciation rights and conversion of convertible debentures. Potential common shares issued are calculated using the treasury method. Potential common shares of 3,013,000 and 6,646,000 at September 30, 1999 and 2000, respectively, have been excluded from the computation of diluted loss per share as their effect would be antidilutive and accordingly, there is no reconciliation of basic and diluted loss per share for the periods presented.


NOTE E - SEGMENT AND RELATED INFORMATION

     The Company operates as one business segment, as a provider of Internet solutions. The Company had revenues from its major service offerings as follows:


                                                    Three months ended              Nine months ended
                                                       September 30,                   September 30,
                                                       -------------                   -------------
                                                    1999           2000           1999            2000
                                                    ----           ----           ----            ----
                                                      (in thousands)                 (in thousands)
          Net revenues
            Internet connectivity                 $  5,081       $  8,075        $ 14,189        $ 23,405
            e-Business solutions                     4,250          9,474           9,284          24,180
            Web hosting                                846          3,417           2,264           7,192
                                                   -------       --------       ---------        --------
          Total net revenues                       $10,177        $20,966        $ 25,737        $ 54,777
                                                   =======        =======        ========        ========



NOTE F - PROPERTY AND EQUIPMENT

     On December 21, 1998, the Company adopted a plan, which was approved by its Board of Directors, to close a leased facility, which principally is used as a Web-hosting data center. The facility has experienced operational difficulties which limited its usability as a Web-hosting site and its ability to generate sufficient revenues. In connection with the plan of abandonment, the Company recorded a $900,000 charge to operations for the year ended December 31, 1998 consisting of (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000 in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and (ii) a $414,000 accrued liability, included in Accrued Expenses at December 31, 1999, relating to equipment leases and facility operating leases, (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively, in accordance with the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This accrued liability provides for only those costs subsequent to exiting the facility, that was expected to occur in September 1999, and costs prior thereto will be recognized during the period they are incurred. The plan calls for the Web-hosting customer base served from this

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     abandoned facility and the related revenues, which are not significant, to be transitioned to another facility. The closure date has been delayed pending completion of additional data centers. As of September 30, 2000, the Company continues to operate this facility due to delays in its closure requiring a reduction in the liability of $170,000 which was recorded as other income. This reversal was partially offset by costs and expenses incurred on the facility for the nine month period ended September 30, 2000.


NOTE G - LONG-TERM DEBT

     Line of Credit

     On January 20, 1998, the Company entered into a credit agreement with a bank for an aggregate amount of $7,500,000, which expires on January 19, 2001. The agreement provides for the payment of the unpaid principal balance of all amounts advanced on January 19, 2001. Interest is charged and payable on a monthly basis as determined by the Company, either on a LIBOR plus 50 basis points or a prime rate basis less 200 basis points (7.50% at September 30, 2000). The credit facility is collateralized by substantially all assets of the Company and by a maximum of $5,500,000 of cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NET. In October 2000 the bank verbally extended the line of credit agreement for a one-year term at a similar interest rate.

     In accordance with the terms of the credit agreement, the bank issued a standby letter of credit in the Company's name for $650,000, expiring January 19, 2001, pursuant to the amended agreement, collateralizing the Company's obligation to a third party for a real property lease. The Company's available credit under its line of credit agreement is effectively reduced by the outstanding amount of the letter of credit.

     As a result of the acquisition of The Cordada Group, Inc., the Company acquired a credit agreement with a bank for $1,000,000, which expired on July 15, 2000 and thereafter was extended until maturity on November 15, 2000. Interest is charged and payable on a monthly basis at the bank's prime rate plus 25 basis points (9.75% at September 30, 2000). The credit facility is collateralized by Cordada's accounts receivable and general intangibles.

     As a result of the acquisition of Team Tech International, Inc., the Company acquired a credit agreement with a bank for $750,000, which originally expired on July 18, 2000 but was extended until November 30, 2000. Interest is charged and payable on a monthly basis at the bank's prime rate (9.50% at September 30, 2000). The credit facility is collateralized by Team Tech's accounts receivable and general intangibles.

     At September 30, 2000 the Company had $6,417,000 outstanding under these lines of credit and, as a result of certain restrictions, had $766,000 in additional availability as of September 30, 2000. The average interest rate on outstanding borrowings was 7.80% at September 30, 2000.

     Borrowings from NYSERNet.net, Inc.

     The Company has an unsecured borrowing facility with NET, which provides for borrowings to a maximum amount of $6,187,000, less any preferred stock issued to NET, for working

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     capital requirements. This borrowing facility expires on January 1, 2002. Interest on the loans accrues at the prime rate (9.5% at September 30, 2000) and payments are deferred for five years from the date of each advance or January 1, 2002, whichever is earlier. All principal borrowings under this agreement are due and payable on January 1, 2002. The Company had no principal borrowings under this facility at December 31, 1999 or at September 30, 2000.

     Lease Obligations

     The following is a summary of future minimum lease payments under capital leases as of September 30, 2000.


                                                            (in thousands)
         Year ending December 31,
         2000                                                       $  905
         2001                                                        3,466
         2002                                                        2,990
         2003                                                          890
                                                                    ------

         Total minimum lease payments                                8,251

         Less amounts representing interest                          1,187
                                                                    ------

         Present value of minimum lease obligation                  $7,064
                                                                    ======


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

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The Investors also received detachable warrants to purchase up to $13,000,000 of the Company's common stock. The warrants are presently exercisable to purchase up to 749,279 shares of AppliedTheory for $17.35 per share. The warrants expire on June 5, 2005. The beneficial conversion features of the Debentures resulted in a total non-cash interest charge of $192,000 over the two month period prior to August 2, 2000 when the Debentures became convertible. Operating results for the quarter ended September 30, 2000 include the impact of reducing the prior estimated non-cash charge of interest expense from $430,000 to $192,000.

     The Financing Agreement also provides that the Investors have the option until June 5, 2001 to purchase up to $10,000,000 of the Company's common stock, or 599,191 shares, at a purchase price of $16.69 per share and that the Company has the option until June 5, 2001, under certain conditions, to require the Investors to purchase an additional $10,000,000 of the Company's common stock, or 599,191 shares, at $16.69 per share. Based on an independent valuation of the Debentures and related warrants and options the Company recorded a $4.0 million debt discount and corresponding increase in additional paid in capital representing the allocation of proceeds to the detachable warrants and Investor's call option. The carrying value of the Debentures is being accreted to the face value of $30 million using the interest method over the life of the Debentures. The accretion was $274,000 and $433,000 in the quarter and nine months ended September 30, 2000, respectively, after the effect of a third quarter adjustment of $51,000 to the original estimate recorded in the quarter ending June 30, 2000.


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


NOTE J - STOCK OPTIONS

     Certain options and stock appreciation rights were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock. The Company recorded $314,000 and $309,000 of compensation expense associated with these options and stock appreciation rights for the three months ended September 30, 1999 and 2000 and a total of $940,000 and $927,000 for the nine months ended September 30, 1999 and 2000, respectively.


NOTE K - RELATED PARTY TRANSACTIONS

     Transactions with NET and ORG

     The Company has entered into an Internet service provider agreement with ORG to serve as ORG's sole source provider for Internet solutions to ORG's customer base under contractual arrangements. ORG's customers consist of
     (i) unrelated customers for which ORG serves as

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     a conduit to the sales transactions between the Company and these customers and (ii) member institutions of ORG for which ORG provides pricing terms below that charged by the Company to ORG. The Company's revenues from ORG's customer base for the following periods are:


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                                     -------------                       -------------
                                                 1999            2000                1999            2000
                                                 ----            ----                ----            ----
                                                     (in thousands)                     (in thousands)
          Unrelated customers                   $  754          $  800              $2,196          $2,280
          Member institutions                    1,265           1,456               3,620           4,009
          Services to ORG                          711           1,428               1,671           2,882
                                                 -----          ------              ------          ------
                                                $2,730          $3,684              $7,487          $9,171
                                                ======          ======              ======          ======

     During each of the three and nine months ended September 30, 1999 and 2000, the Company charged NET approximately $8,000 and ORG approximately $25,000, respectively, in management fees.

     The excess of the Company's revenues over amounts charged by ORG to its member institutions was approximately $783,000 and $896,000 for the three months ended September 30, 1999 and 2000, and $2,256,000 and $2,458,000 for the nine months ended September 30, 1999 and 2000, respectively.


NOTE L  - INVESTMENT IN PLANNING TECHNOLOGIES, INC.

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

INDUSTRY PIONEER APPLIEDTHEORY IS ONE OF THE INTERNET INDUSTRY'S TRUE SUCCESS STORIES.

Our mission: To help companies gain competitive advantages by providing the expertise to build, integrate and manage world-class Internet solutions.

         Since its inception, the Internet has evolved from a data transport mechanism to a business tool comprised of a set of strategies, technologies, methodologies and best practices. AppliedTheory Corporation - evolved from one of the founding institutions of the Internet - combines its unparalleled knowledge base with the ability to build, integrate and manage Internet business solutions for hundreds of large corporations wanting to remain competitive in an increasingly complex online economy.

         We help businesses use the Internet to increase profit, decrease costs and meet business objectives. As one of the industry's most reliable single sources for large enterprise Internet needs, AppliedTheory possesses the rare capability to provide customers with a comprehensive and fully-integrated suite of services for mission-critical Internet applications including; managed hosting, network, security and software applications development.

WE FOCUS ON INTEGRATED INTERNET BUSINESS SOLUTIONS.

         AppliedTheory's suite of Internet solutions is based on the strong foundation of our e-Business solutions. We use a phased approach designed to develop and implement a comprehensive Internet strategy for our customers. Our core expertise is derived from our experience in developing business-to-business and business-to-consumer Web-centric solutions.

         We believe that no business-critical Internet solution is viable without a completely integrated hosting solution; therefore, we offer parallel lines of hosting services to our customers. Our Web hosting solutions include Web site and network operation and, when appropriate, application support. Our application infrastructure provider (AIP) hosting solutions are designed for application service providers (ASPs) who want to use our network infrastructure.

         Each line of hosting services offers managed application hosting as a fully outsourced, upgradeable solution - saving time and greatly reducing capital expenditures, risk of obsolescence and internal management responsibilities. Our hosting services give customers a dedicated server while they maintain their own software management.

         In addition, we provide security consulting services, VPNs and managed firewalls for network security. We also provide direct connectivity to the global Internet via a fully redundant, rigorously engineered, high-speed network backbone.

         We continuously look for opportunities to help our customers implement high impact, critical business applications. In August 2000, we launched Delta Edge(TM), a proprietary technology designed to accelerate the delivery of dynamic Web content by as much as 700 percent.

OUR EXPERTISE IS EVIDENT IN OUR HANDS-ON EXPERIENCE.

         AppliedTheory deploys Internet solutions to more than 1,500 customers. Our exceptionally high customer satisfaction is reflected in our unprecedented low churn rate of less than 1/2% per month and reflects the dedication of our more than 600 employees nationwide.

         We have developed business-to-business extranets, portals and e-business strategies; built corporate intranets; migrated legacy systems to the Internet; designed Web site user interfaces; and constructed e-commerce sites from the ground up for major businesses, mid-sized companies and start-up companies nationwide.

         AppliedTheory provides Internet solutions to some of America's leading companies, including AOL, Eddie Bauer, Carrier and Time Warner. We provide Web hosting, Internet access, and customized Internet-enabled solutions to America's Job Bank, the world's largest online employment database.

         We built a custom solution for Hedgeworld Ltd. - which serves the hedge fund industry by linking fund managers to site members and integrating future product offerings - by leveraging their legacy systems and databases with online capabilities.

         By integrating numerous technologies, AppliedTheory created a Web-based solution for the Boston Marathon that enabled event coordinators to gather, process and present data online - a feat that eliminated concerns raised by connectivity limitations experienced in previous years.

OUR EXPERTISE SPANS MANY INDUSTRIES.

         AppliedTheory's concentration on providing mission-critical applications to key industries makes us an expert in numerous vertical markets, including:

- EDUCATION - We provide Internet solutions to many of the nation's 3,700 colleges and universities.

- HEALTHCARE - We develop healthcare applications for medical professionals, supplying technology to address and meet the demand for online healthcare delivery systems.

- AUTOMOTIVE - We assist automotive manufacturers, suppliers and dealerships in creating Web sites and other Web-based capabilities.

- GOVERNMENT - We have worked to develop teams with the experience and expertise to efficiently fulfill the special requirements that government institutions face.

WE PARTNER WITH THE BEST.

     To ensure our customers have access to today's leading technology, we have developed various business relationships with major Internet technology companies, including:

-    Cisco - Their high-end routers serve as the core of our network backbone.

- Sun Microsystems - Their development, Web and file servers are the foundation for our UNIX hosting.

-    Microsoft - We are a Microsoft Certified Solutions provider.

- Veritect - They supply network security integration expertise and firewall support.

-    Covad Communications - They provide high-speed DSL services.

- Concentric Network - They supply access to more than 150 points-of-presence that bolster our dial-in service offerings.

-    IDS Scheer - They assist us in business process reengineering.

- Planning Technologies Inc. - They provide our customers with business consulting services.

- EDS - They supply high-end and large scale technology project management support.

- Sprint - Our access services use Sprint's network, data-engineering, national IP infrastructure and support resources.

WE'RE CONTINUING TO EXPAND AND EXECUTE OUR BUSINESS PLAN.

         In 1999, we tripled our sales force and added more than eight new sales offices in key east coast cities from Massachusetts to Florida. Already in 2000, we have expanded in the west coast in Los Angeles, San Francisco and Seattle, the Midwest in Detroit and the southwest United States in Austin, Texas, while continuing our expansion in the east. In addition, as previously discussed, we have launched a vertical sales effort to focus on markets, such as higher education, the federal government, state and local governments, healthcare and automotive.

         As part of our expansion strategy, we purchased several businesses through July 31, 2000. On Jan. 5, 2000 we acquired CRL Network Services Inc. ("CRL"), a company that provides high-speed Internet access and data networking solutions across the United States and owns and operates a Tier 1 network backbone. This acquisition allowed us to extend our network footprint, link the company's data centers on the east and west coasts, and increased our sales presence on the west coast. It also expanded our peering arrangements to full Tier 1 status, allowed us to acquire California CLEC status and an interconnection agreement with SBC.

         On May 23, 2000 we acquired The Cordada Group Inc. ("Cordada"), and on July 1, 2000 we acquired Team Tech International Inc. ("Team Tech"). Cordada and Team Tech now provide the full suite of AppliedTheory's solutions including managed web hosting, e-Business consulting and Internet connectivity to customers primarily located in Seattle, Washington and Austin, Texas, respectively. During the fourth quarter we are expanding our presence in the e-Business and web hosting markets in Atlanta, Georgia and Denver, Colorado. These e-Business acquisitions and expansions enable us to increase our presence in four additional high-tech corridors in the United States and further leverage our professional service expertise.

         The acquisitions of CRL, Cordada and Team Tech have resulted in additional revenue and costs in 2000 that affect the comparability to the same periods in 1999.

CONSOLIDATED RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

          REVENUES

          The following table and discussion highlights the revenues of the Company.


                                                Three months ended              Nine months ended
                                                   September 30,                  September 30,
                                                   -------------                  -------------
                                             1999      2000    Increase      1999      2000     Increase
                                             ----      ----    --------      ----      ----     --------
                                                   (in millions)                  (in millions)
          Net revenues
            Internet connectivity            $ 5.1     $ 8.1    $ 3.0       $ 14.2    $ 23.4      $ 9.2
            e-Business solutions               4.3       9.5      5.2          9.3      24.2       14.9
            Web hosting                        0.8       3.4      2.6          2.3       7.2        4.9
                                             -----     -----    -----       ------    ------      -----
          Total net revenues                 $10.2     $21.0    $10.8       $ 25.8    $ 54.8      $29.0
                                             =====     =====    =====       ======    ======      =====
          Percent of total revenue
            Internet connectivity               50%       39%                   55%       43%
            e-Business solutions                42        45                    36        44
            Web hosting                          8        16                     9        13
                                             -----     -----                ------    ------
          Total net revenues                   100%      100%                  100%      100%
                                             =====     =====                ======    ======

         Total net revenues increased 106%, or approximately $10.8 million, from $10.2 million in the three months ended September 30, 1999 to $21.0 million in the three months ended September 30, 2000. Total net revenues increased 113%, or approximately $29.1 million, from $25.7 million in the nine months ended September 30, 1999 to $54.8 million in the nine months ended September 30, 2000.

         As the table above illustrates, revenue from e-Business solutions and web hosting have become a more significant component of our total revenue. While our historical base of connectivity revenue shows strong growth of 65%, our web hosting service revenue growth of 218% and e-Business solutions revenue growth of 160% illustrate the dramatic expansion of these services during 2000.

         INTERNET CONNECTIVITY REVENUE provided approximately $3.0 million and $9.3 million of the total revenue growth during the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. These services include:

         - providing high-speed broadband internet connections to businesses and institutions at speeds ranging from OC-3 to fractional T-1;

         -        nationwide dial access through over 150 points-of-presence;

         -        digital subscriber line (DSL) services; and

         -        infrastructure and connectivity engineering special projects.

         The continued migration of customers to higher speed connections, expansion of connectivity customers, and increases in special project revenue (including $0.5 million for a backbone upgrade and $0.5 million for the implementation of six circuits for a major customer) account for $1.8 million and $4.8 million of the increase during the three and nine months ending

September 30, 2000, respectively. Customers related to our acquisition of a nationwide Tier 1 backbone in January 2000 provided $1.2 million and $4.4 million of the connectivity revenue increase during the three and nine months ending September 30, 2000, respectively.

         E-BUSINESS SOLUTIONS REVENUE drove the increase in total net revenues by providing $5.2 million and $14.9 million in additional revenue during the three and nine months ended September 30, 2000, respectively, versus the same periods in 1999. These services include:

         -        linking existing databases and legacy systems with the Web;

         - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers; and

         - developing business-to-business and business-to-consumer Web sites.

         A portion of the increase in e-Business solutions revenue was derived from additional services to the New York State Department of Labor in connection with America's Job Bank of $0.2 million and $6.9 million during the three and nine months ended September 30, 2000, respectively. Additionally, during the first nine months of 2000 our revenue from other e-Business solutions customers increased by $2.9 million to $4.0 million reflecting the continued diversification and expansion of our customer base. During the quarter ended September 30, 2000 revenue from other customers reached 55% of total e-Business revenue up from 6% during the same period in 1999. Our acquisitions of Cordada and TeamTech during 2000 contributed $3.2 and $4.2 million in incremental e-Business solution revenue during the three and nine months ended September 30, 2000, respectively.

         WEB HOSTING REVENUE increased by approximately $2.6 million and $4.9 million during the three and nine months ended September 30, 2000, respectively. These services include:

         - fully managed application hosting including equipment, monitoring and maintenance services;

         - co-located and shared web hosting services in our state of the art data centers; and

         - event solutions consisting of managed hosting, integration services, and a software suite of web-based event tools known as CyberCentral.

         The continued expansion of our Web hosting customer base and product line accounted for $1.1 million and $3.3 million of the increase in the three and nine months ended September 30, 2000, respectively. In addition, $0.9 million of the increase in the quarter ended September 30, 2000 was the result of revenue from our event solutions service called CyberCentral which consists of managed hosting and integration services, as well as a suite of web-based event tools. An increase in the managed web hosting services provided to America's Job Bank provided an additional $0.3 million and $0.7 million in hosting revenue during in the three and nine months ended September 30, 2000, respectively.

         COSTS AND EXPENSES

         The following table and discussion highlights the costs and expenses of the Company.

                                                    Three months ended               Nine months ended
                                                      September 30,                     September 30,
                                                      -------------                     -------------
                                               1999       2000    Increase        1999      2000     Increase
                                               ----       ----    --------        ----      ----     --------
                                                    (in millions)                       (in millions)
          Cost of revenues                    $ 6.8      $14.6      $ 7.8        $16.7     $38.4      $21.7
          Sales and marketing                   3.7        7.2        3.5          8.1      21.4       13.3
          General and  administrative           3.0        5.7        2.7          6.8      15.5        8.7
          Research and development              0.1        0.9        0.8          0.2       1.3        1.1
          Depreciation                          0.9        2.9        2.0          2.3       7.3        5.0
          Amortization                          0.0        3.4        3.4          0.0       8.2        8.2
          Other                                (0.1)       0.0        0.1          0.0      (0.3)      (0.3)
                                              -----      -----      -----        -----     -----      -----
           Total costs and expenses           $14.4      $34.7      $20.3        $34.1     $91.8      $57.7
                                              =====      =====      =====        =====     =====      =====

         COST OF REVENUE. Cost of revenue increased approximately $7.8 million from $6.8 million in the three months ended September 30, 1999 to $14.6 million in the three months ended September 30, 2000. Total cost of revenues increased approximately $21.7 million from $16.7 million in the nine months ended September 30, 1999 to $38.4 million in the nine months ended September 30, 2000. The increase in cost of revenues was primarily attributable to the factors below.

- Increased telecommunication charges to provide Internet connectivity for our three data centers, to upgrade our Tier 1 network backbone, and to provide connectivity to our expanding customer base. These costs account for $2.8 million and $8.8 million of the increase in the three and nine months ended September 30, 2000, respectively.

- Increased labor costs to support our revenue growth of over 100% versus the prior year added $3.5 million and $8.8 million in costs during the three and nine months ended September 30, 2000, respectively. These costs are a result of the expansion of web hosting services, additional professional services contracts, and labor to upgrade the network and data centers.

- The remaining increases are a result of other costs to support our revenue and customer growth.

         As a percentage of revenue, cost of revenue increased to 69% in the three months ended September 30, 2000 from 67% in the three months ended September 30, 1999. During the nine months ended September 30, 2000 cost of revenue increased to 70% of revenue from 65% of revenue in the nine months ended September 30, 1999.

         SALES AND MARKETING. For the three months ended September 30, 2000 and 1999, sales and marketing expense was approximately $7.2 million and $3.7 million, respectively. For the nine months ended September 30, 2000 and 1999, sales and marketing expense was approximately $21.4 million and $8.1 million, respectively. The increases reflect a substantial investment in the sales and marketing personnel necessary to support our expanded customer base and on-going costs to establish a national sales and marketing program. The largest components of the increase for the three and nine months ended September 30, 2000, were:

- $2.5 million and $8.2 million in additional salary, commission and related benefit costs;

- $0.4 million and $1.5 million in increased occupancy costs and other costs to support the nationwide sales presence;

- $0.4 million and $2.1 million in marketing program and product management efforts increased costs; and

- $0.8 million and $1.4 million in additional sales costs from acquired businesses.

         Sales and marketing expense, as a percentage of revenue, decreased to approximately 34% for the three months ended September 30, 2000 from 36% for the three months ended September 30, 1999. During the nine months ended September 30, 2000 sales and marketing increased to 39% of revenue from 31% of revenue in the nine months ended September 30, 1999.

         GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 2000 and 1999, general and administrative expenses were approximately $5.7 million and $3.0 million, respectively. For the nine months ended September 30, 2000 and 1999, general and administrative expenses were approximately $15.5 million and $6.8 million, respectively. The increase in general and administrative expenses of $2.7 million and $8.7 million during the three and nine months ended September 30, 2000, respectively, was primarily attributable to:

         - $1.2 million and $4.5 million in costs related to salaries and recruiting new personnel;

         - $0.3 million and $1.0 million in increased real estate occupancy costs from our nationwide expansion;

         - $0.3 million and $0.8 million in additional audit, legal and other professional service costs;

         -        $0.4 million and $0.4 million in additional bad debt expense;
                  and

         - other increases necessary to manage the financial, legal and administrative aspects of our business.

         For the quarter ended September 30, 2000, general and administrative expense decreased as a percent of revenue to 27% from 29% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expense increased as a percent of revenue to 28% from 27% for the quarter ended September 30, 1999.

         RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our e-Business solutions and web hosting service offerings. For the three months ended September 30, 2000 and 1999, research and development costs were approximately $0.9 million and $0.1 million, respectively. For the nine months ended September 30, 2000 and 1999, research and development costs were approximately $1.3 million and $0.2 million, respectively. The increase in research and development costs of approximately $0.8 million and $1.1 million in the three and nine month period was primarily attributable to salaries and related costs to develop and design the very latest in e-business and web hosting products. Such as Delta Edge, the first content distribution technology to accelerate Internet delivery of dynamic data with real-time changes.

         DEPRECIATION. For the three months ended September 30, 2000 and 1999, depreciation expense was approximately $2.9 million and $0.9 million, respectively. For the nine months ended September 30, 2000 and 1999, depreciation expense was approximately $7.3 million and $2.3 million, respectively. The increase of $5.0 million in the nine months ended September 30, 2000 is primarily attributable to the acquisition of computer equipment in our upgraded data centers and equipment used to support the continued expansion of our Internet Connectivity, Web hosting and e-Business solutions. A portion of the depreciation expense increase also resulted from additional office furniture and equipment necessary to support our expanding customer base. Acquired businesses also contributed an additional $0.3 million and $0.9 million in depreciation expense during the three and nine months ended September 30, 2000, respectively.

         AMORTIZATION. For the three and nine months ended September 30, 2000, amortization expense was approximately $3.4 million and $8.2 million, respectively. Amortization expense relates to goodwill from businesses acquired during 2000 and is being amortized over five years.

         INTEREST EXPENSE. Interest expense has increased $0.8 million from $0.1 million to $0.9 million for the three months ended September 30, 1999 and 2000, respectively. Interest expense has increased from $0.5 million to $2.2 million for the nine months ended September 30, 1999 and 2000, respectively. The increases are a result of $0.6 million and $0.9 million in debt discount amortization and interest expense charges on the 5% convertible debentures in the three and nine months ended September 30, 2000, respectively. A $0.2 million non-cash charge for the beneficial conversion features of the $30 million 5% convertible debt issued on June 5, 2000 also increased interest expense in the nine months ended September 30, 2000. The new equipment leases and loans during 2000 account for the remainder of the increases.

         INTEREST INCOME. Interest income has decreased from $0.7 million to $0.4 million for the three months ended September 30, 2000 and 1999, respectively. Interest income decreased from $1.3 million to $1.1 million for the nine months ended September 30, 2000 and 1999, respectively. These changes are a result of usage of available proceeds from the IPO and issuance of the debentures.

         NET LOSS. Net loss attributable to common stockholders for the quarter ended September 30, 2000 was approximately $14.2 million, or $0.57 per share, compared with approximately $3.6 million or $0.17 per share for the quarter ended September 30, 1999. Net loss attributable to common stockholders for the nine months ended September 30, 2000 was approximately $38.1 million, or $1.59 per share, compared with approximately $7.6 million or $0.40 per share for the nine months ended September 30, 1999.



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

         At September 30, 2000, we had $7.6 million in cash and cash equivalents, $11.8 million in marketable securities and a $9.8 million working capital surplus. This represents a $28.1 million net decrease in available cash and cash equivalents and marketable securities from December 31, 1999, and a $15.5 million decrease from June 30, 2000. Although we have utilized the available proceeds from our IPO and a portion of the proceeds from the issuance of 5% convertible debentures we have several sources of additional funds at our disposal. These include liquidation of marketable securities, drawing from four available lines of credit and, if certain events occur, exercise of a $10 million put option for additional financing. Our marketable securities are generally fixed rate short-term investment grade corporate bonds and notes. At September 30, 2000, all of our investments are due to mature within eight months but could be sold prior to maturity to provide working capital or finance future acquisitions.

         Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $67.9 million at September 30, 2000, and have used $31.9 million in cash in the aggregate to fund operations since January 1, 2000 through September 30, 2000.

- Net cash used in operating activities for the nine months ended September 30, 2000 and 1999 was approximately $31.9 million and $6.4 million. The increase of $25.5 million is principally a result of $30.6 million in increased net losses from operations in the period and $9.5 million in unfavorable working capital changes offset by increased amortization of goodwill of $8.2 million and $5.0 million in additional depreciation expense.

- Net cash used in investing activities for the nine months ended September 30, 2000 and 1999 was approximately $4.4 million and $60.9 million. The significant improvement of approximately $56.5 million is a result of a $53.3 million decrease in purchases of marketable securities and $19.7 million in additional proceeds from the sale of marketable securities. These improvements were offset by a $10.8 million increase in property and equipment purchases and an increase in business investments of $5.6 million.

- For the nine months ended September 30, 2000 and 1999 cash of approximately $29.1 million and $68.8 million, respectively, was provided by financing activities. The decrease of approximately $39.7 million results primarily from the generation of $75.4 million in IPO proceeds during 1999 and the generation of $29.0 million in net proceeds from the issuance of convertible debentures and long term debt financing in 2000. These inflows are offset by repayments of debt consists principally of the repayment of long-term debt assumed in connection with the business acquired in the first quarter of 2000 and routine principal payments on existing loans.

         We have made capital investments in our network operations center, data center and other capital assets totaling $14.9 million and $4.2 million in the nine months ended September 30, 2000 and 1999, respectively. We acquired assets under capital leases for $7.6 million in the nine months ended September 30, 2000.

         At September 30, 2000 we have four lines of credit available to provide working capital of $7.0 million.

- The first is a secured revolving line of credit with Fleet National Bank for $7.5 million which expires on January 19, 2001. During October 2000, the bank verbally agreed to extend this line of credit for one year pending finalization of the new agreement. Borrowings under this line are secured by substantially all our assets and by a maximum of $5.5 million of assets pledged by NYSERNet.net. At September 30, 2000, borrowings under this line amounted to $5.5 million. As of September 30, 2000, as a result of restrictions under the line of credit, no additional credit was available under this agreement.

- We also have an unsecured revolving borrowing facility with NYSERNet.net, which provides for borrowings up to a maximum amount of approximately $6.2 million, less any preferred stock issued to NYSERNet.net. As of September 30, 2000, $6.2 million was available under this borrowing facility.

- As a result of our acquisition of The Cordada Group, Inc., we have a secured revolving line of credit with Pacific Northwest Bank for $1 million. The line of credit originally expired on July 15, 2000 but was extended until maturity on November 15, 2000. The credit facility is collateralized by Cordada's accounts receivable and general intangibles. At September 30, 2000, borrowings under this line amounted to $0.3 million. As of September 30, 2000, as a result of restrictions under the line of credit, $0.6 million in additional credit was available under this agreement.

- As a result of our acquisition of Team Tech International, Inc., we a secured revolving line of credit with Norwest Bank Texas for $0.8 million. The line of credit originally expired on July 18, 2000 but was extended until maturity on November 30, 2000. The credit facility is collateralized by Team Tech's accounts receivable and general intangibles. At September 30, 2000, borrowings under this line amounted to $0.6 million.

         We also have a capital lease line with Compaq Financial Services which provides for equipment borrowings up to $2.2 million. This line expires in December 2000 and, as of September 30, 2000, no outstanding balance exists on this line. In addition, two other financial institutions have provided a total of $1.0 million in capital lease availability.

         At September 30, 2000 we had $7.6 million in cash, $11.8 million in marketable securities, $7.0 million in availability under the aforementioned financing agreements, $3.2 million in availability under the aforementioned lease lines and, if certain events occur, a $10 million put option for additional financing. Although we have various assets and sources of funding available, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. If additional financing is unavailable or delayed we have developed contingency plans to reduce costs and expenses. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies.


COMMITMENTS

         Annual maturities of our debt obligations are as follows: $1.9 million in 2000, $4.1 million in 2001, $9.4 million in 2002 and $31.1 million in 2003. Debt maturing in 2000 includes $0.3 million borrowed under the Pacific Northwest Bank line of credit that expires on November 15, 2000 and $0.6 million borrowed under the Norwest Bank Texas line of credit that expires November 30, 2000. Debt maturing in 2002 includes $5.5 million borrowed under the Fleet National Bank line of credit that expires January 19, 2002. Debt maturing in 2003 includes $30.0 million in convertible debentures maturing on June 5, 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At September 30, 2000, we had various financial instruments consisting of variable rate debt and short-term investments entered into for purposes other than trading. The majority of our outstanding lines of credit have variable interest rates of LIBOR plus 50 basis points or prime rate less 200 basis points. At September 30, 2000, the carrying value of our debt obligations approximate the fair value due to debt discount recorded on the convertible debenture and the short maturity and/or variable interest rates of the other debt. The weighted average interest rate of our debt obligations at September 30, 2000 was approximately 6.8%.

         Our investments are generally fixed rate short-term investment grade corporate bonds and notes. At September 30, 2000, all of our investments are due to mature within eight months and are carried at fair value of $11.8 million. These investments are subject to interest rate risk, market risk and in some cases foreign currency risk. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices, and amounted to $1.2 million at September 30, 2000. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has been notified by the U.S. Attorney for the Western District of New York that a relator has filed a qui tam action under seal against the Corporation and NYSERnet. The complaint alleges that the National Science Foundation was fraudulently induced to provide a grant of $2.45 million to NYSERnet, a portion of which was paid by NYSERnet to the Company for services rendered. The complaint seeks treble damages related to the alleged overpayment for services provided by the Corporation to NYSERnet, as well as certain other penalties and forfeitures under the False Claims Act. Although the Department of Justice has not yet determined whether or not it will join in this action, the Company believes that these allegations are without merit and intends to contest them.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 5, 1999, we completed our initial public offering, or IPO, of 5,175,000 shares of our common stock. The offering was made pursuant to a registration statement of Form S-1 (File No. 333-72133) which registered up to 5,175,000 shares of our common stock and was declared effective on April 29, 1999. The offering commenced on April 30, 1999 and all 5,175,000 shares registered in our offering were sold at an initial public offering price of $16.00 per share. The managing underwriters were Bear, Stearns & Co. Inc., CIBC World Markets Corp., Lehman Brothers Inc. and Wit Capital Corporation. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount. In total approximately $1.8 million was applied to expenses incurred for our offering. As a result, net proceeds from the offering are approximately $75.2 million. Except as discussed herein with respect to our repayment of a revolving line of credit and redemption of our preferred stock to NYSERNet.net, none of the net proceeds of our offering were paid by us, directly or indirectly, to any of our directors, officers or any of their associates, or to any person or entity owning 10 percent or more of our equity securities or the equity securities of any of our affiliates.

         On May 5, 1999, we paid approximately $3.8 million to repay outstanding borrowings under our revolving line of credit with NYSERNet.net including accrued interest. We also paid approximately $2.0 million to redeem our outstanding preferred stock, including accrued dividends, all of which was held by NYSERNet.net. As of September 30, 2000, NYSERNet.net owns approximately
19.0% of our common stock and has one representative on our board of directors.

         On June 22, 1999, the Company purchased 10% of the ownership interests of Planning Technologies, Inc., ("PTI"), for $5.0 million, by purchasing approximately 2,976,190 shares of convertible preferred stock of PTI. For additional information about this investment, please see our current report on Form 8-K (File No. 000-25749), filed with the SEC on July 7, 1999.

         On January 5, 2000, the Company used a portion of the IPO proceeds to acquire CRL Network Services, Inc. for up to approximately $9.9 million in cash and up to approximately 2,022,287 unregistered shares of our common stock. For additional information about this acquisition, please see our current report on Form 8-K (File No. 000-25749), filed with the SEC on January 20, 2000.

         On February 2, 2000, the Company used a portion of the IPO proceeds to acquire Y.C. Inc., a Michigan corporation doing business as Customnet for up to $0.6 million in cash and 24,605 unregistered shares of our common stock.

         During 1999 and 2000 the Company used portions of the IPO proceeds for various operating purposes more fully discussed in Liquidity and Capital Resources. At September 30, 2000 the Company has used the remaining proceeds from our IPO and is currently using proceeds from the issuance of $30,000,000 in 5% convertible debentures for working capital purposes.

         On July 1, 2000, the Company acquired all of the capital stock of Team Tech International, Inc. ("Team Tech"), a Texas Corporation, for up to approximately 444,489 unregistered shares of common stock, par value $.01 per share of the Company. For additional information, see our current report on Form 8-K (File No. 000-25749) filed with the SEC on July 14, 2000.

         During the three months ended September 30, 2000, proceeds of approximately $34,000 were generated from the exercise of options for 17,705 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. During the nine months ended September 30, 2000, proceeds of approximately $558,000 were generated from issuances under our Employee Stock Purchase Plan of 63,996 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. No issuances of common stock under our Employee Stock Purchase Plan occurred during the three months ended September 30, 2000. The shares issued pursuant to our 1996 Option Plan and our Employee Stock Purchase Plan were registered through our registration statement on Form S-8 (File No. 333-83177), which we filed with the SEC on July 19, 1999.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT THESE LOSSES TO INCREASE IN THE FORESEEABLE FUTURE.

         We have incurred significant net losses and negative cash flows from operations in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At September 30, 2000 and December 31, 1999 and 1998, we had an accumulated deficit of approximately $67.9 million, $29.8 million and $15.7 million, respectively. We incurred net losses of $38.1 million in the nine months ended September 30, 2000 and $14.1 million, $7.1 million and $6.1 million in the three years ended December 31, 1999, 1998 and 1997, respectively. In connection with our expansion plans, we anticipate making significant investments in sales and marketing, customer support and personnel. As a result of our expansion plans, we expect our net losses and negative cash flows from operations on a quarterly and annual basis to be significant in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our expansion strategy. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

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

         - the timing and magnitude of capital expenditures, including costs relating to the expansion of operations;ding costs relating to the expansion of operations; costs relating to the expansion of operations;

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

OUR REVENUES ARE HEAVILY DEPENDENT ON TWO CONTRACTS. IF WE LOSE EITHER OF THESE CONTRACTS, IF EITHER OF THEM REDUCES THE AMOUNT OF WORK IT DOES WITH US, OR IF WE FAIL TO DIVERSIFY OUR CUSTOMER BASE, OUR BUSINESS WILL SUFFER.

         We currently derive a substantial portion of our total revenue from contracts with two customers - NYSERNet.org, Inc., a not-for-profit corporation that is also affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these contracts could significantly hurt our business. For the three months ended September 30, 2000, revenue from NYSERNet.org, Inc. represented approximately 18% of our total revenue. For the years ended December 31, 1999, 1998 and 1997, revenue from NYSERNet.org, Inc. represented approximately 27%, 37%, and 47% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the three months ended September 30, 2000 represented 24% of our total revenue. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 1999, 1998 and 1997 represented 39%, 28%, and 16% of our total revenue, respectively.

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

         Our contract with the New York State Department of Labor is for the development and maintenance of the America's Job Bank Web site. Although this contract is initiated by the New York State Department of Labor, the contract includes separate maintenance of America's Job Bank Web sites for 50 different states and territories. Each of these states and territories make individual buying decisions and may terminate their affiliation with America's Job Bank annually. The America's Job Bank agreement is subject to cancellation upon 15 days notice by the New York State Department of Labor.

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

         Our use of the infrastructure of other communications carriers presents risks. Our success partly depends upon the coverage, capacity, scalability, reliability and security of the network infrastructure provided to us by telecommunications network suppliers, including AT&T Corp., Sprint Corporation, Verizon Communications, Pacific Bell and Broadwing, Inc. Our expansion plans require additional network resources. Without these resources, our ability to execute our business strategy could be hurt. In addition, future expansion and adaptation of our network infrastructure may require substantial financial, operational and management resources. We may not be able to expand or adapt our network infrastructure on a timely basis and at a commercially reasonable cost to meet additional demand, changing customer requirements or evolving industry standards. In addition, if demand for usage of our network were to increase faster than projected or were to exceed our current forecasts, the network could experience capacity constraints which would hurt its performance.

         The consolidation of network providers could adversely affect our peering and transit arrangements if peering criteria becomes more restrictive or cost prohibitive. We also depend on our telecommunications suppliers to provide uninterrupted and error-free service through their telecommunications networks. If these suppliers greatly increased the prices for their services or if the telecommunications capacity available to us was insufficient for our business purposes, and we were unable to use alternative networks or pass along any increased costs to our customers, our business could suffer.

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

OUR BRAND IS NOT AS WELL KNOWN AS SOME OF OUR COMPETITORS, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR BUSINESS.

         To successfully execute our strategy, we must strengthen our brand awareness. While many of our competitors have well-established brands in Internet services, prior to 2000, our market presence was limited principally to New York State. In order to build our brand awareness, our marketing efforts must succeed, and we must provide high quality services. We cannot assure you that these investments will succeed as planned. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt.

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

         Contracts with various government agencies accounted for approximately 53% of our revenues in year ended December 31, 1999 and 39% in the nine months ended September 30, 2000. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

         A component of our strategy is to acquire network assets, Internet-related technologies, e-Business companies and other businesses complementary to our operations. In the 16 months ending September 30, 2000 we have acquired or invested in several companies. In the future, we intend to acquire additional companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

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

         We intend to use the remaining proceeds from the sale of the 5% convertible debentures due June 5, 2003 to fund the expansion of our sales and marketing efforts, to expand our customer support services, for making investments or acquisitions and for general corporate and working capital purposes. Our business plan includes aggressive expansion through acquisitions funded mostly with stock but requiring some cash expenses and consideration. While we believe that the remaining proceeds from the sale of debentures and existing financing arrangements will be sufficient for these purposes, we may need to raise additional funds through public or private debt or equity financing in order to:

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

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 63% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

         Broadwing, NYSERNet.net, Inc. and Grumman Hill control approximately 24.2%, 19.0% and 12.1%, respectively, of our outstanding common stock at September 30, 2000. In addition, our executive officers and directors may be deemed to beneficially own in the aggregate approximately 7.3% of our outstanding common stock, including shares of our common stock owned by Broadwing, NYSERNet.net and Grumman Hill that may be deemed to be owned by some of our officers and directors as a result of their relationships with these entities. Accordingly, Broadwing, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. Broadwing, Grumman Hill and NYSERNet.net each have one representative on our board of directors. Grumman Hill has a significant equity interest in Broadwing. NYSERNet.net, NYSERNet.org, Broadwing, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

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

         On May 5, 1999, we completed our initial public offering, or IPO, of 5,175,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-72133). In addition to our IPO as a result of our re-offer prospectus filed on Form S-8 with the Securities and Exchange Commission on July 19, 1999 (File No. 333-83177), approximately 4,500,000 shares of our outstanding common stock no longer qualify as "restricted securities" under Rule 144 of the Securities Act of 1933 and, under the Securities Act, these shares may be freely re-offered and re-sold. However, stockholders who sell shares of our common stock under this re-offer prospectus must comply with the volume of sale limitations imposed under Rule 144(e) of the Securities Act.

         Also, a substantial number of shares of common stock issuable upon exercise of outstanding stock options are available for resale in the public market as a result of our filing a registration statement on Form S-8 with the Securities and Exchange Commission on July 19, 1999 (File No. 333-83177) in order to register the shares issued and issuable upon the exercise of options granted under our 1996 Incentive Stock Option Plan and our 1999 Stock Option Plan as well as shares issued under our 1999 Employee Stock Purchase Plan.

         As a result of filing of a registration statement on Form S-3 with the Securities and Exchange Commission on October 25, 2000 (File No. 333-48578), approximately 839,881 shares of our outstanding common stock will no longer qualify as "restricted securities" under Rule 144 of the Securities Act and, under the Securities Act, these shares may be freely re-offered and re-sold. Also, as a result of filing of a registration statement on Form S-3 with the Securities and Exchange Commission on October 24, 2000 (File No. 333-48518), 180,145 shares of our common stock were issued and these shares may be freely re-offered and re-sold. In addition, we are obligated to file a registration statement so that if certain parties convert the 5% Convertible Debentures into common stock or exercise warrants to purchase common stock, up to an additional 4,043,399 shares of our common stock would be registered and freely tradable.

         Therefore, through the S-8 re-offer prospectus, the S-3 registration statements, as a result of registration rights and under Rule 144, a large number of shares of our common stock may become freely tradable and affect the market for our stock.

         As of September 30, 2000, an additional 54% of the shares of our common stock continue to be restricted securities. Certain of the holders of these restricted securities have registration rights with respected to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares become freely tradable in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

         (a.)     EXHIBITS.

         The following Exhibits are filed or incorporated by reference herewith:

         Exhibit 10.56       Capital Lease Agreement between Rainier Funding
                             Services, Inc. and AppliedTheory Corporation dated
                             July 3, 2000.

         Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended September
                             30, 2000.

         Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the nine months ended September 30, 2000.

         Exhibit 27.1 Financial Data Schedule for the three months ended September 30, 2000, which is submitted electronically to the Securities and Exchange
                             Commission for information only.

         Exhibit 27.2 Financial Data Schedule for the nine months ended September 30, 2000, which is submitted electronically to the Securities and Exchange
                             Commission for information only.

         (b.)     REPORTS ON FORM 8K.

                  On July 14, 2000, we filed a current report on Form 8-K that included information relating to an agreement and plan of merger dated July 1, 2000 to purchase Team Tech International, Inc. ("Team Tech"). AppliedTheory agreed to acquire all of the capital stock of Team Tech for up to 538,140 shares in AppliedTheory common stock. The acquisition was consummated on June 29, 2000.

                            APPLIEDTHEORY CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2000




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               AppliedTheory Corporation

Date:  November 14, 2000       by:  /s/  Danny E. Stroud
                                  ----------------------------------------------
                                  Danny E. Stroud
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

Date:  November 14, 2000      and: /s/  David A, Buckel
                                  ----------------------------------------------
                                  David A. Buckel
                                  Sr. Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         The following Exhibits are filed or incorporated by reference herewith:

    Exhibit 10.56      Capital Lease Agreement between Rainier Funding Services,
                       Inc. and AppliedTheory Corporation dated July 3, 2000.

    Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended September 30, 2000.

    Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the nine months ended September 30, 2000.

    Exhibit 27.1       Financial Data Schedule for the three months ended
                       September 30, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.

    Exhibit 27.2       Financial Data Schedule for the nine months ended
                       September 30, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.