Form 10-K405
period 2000-12-31
APPLIEDTHEORY CORP
filed 2001-04-02
CIK 1078577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                 NEW YORK, N.Y.                                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 398-7070
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
     COMMON STOCK, PAR VALUE $.01 PER SHARE                  THE NASDAQ STOCK MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 13, 2001, based upon the closing price of the Common Stock on the NASDAQ Stock Market for such date, was approximately $41,598,126.

     The number of shares outstanding of the registrant common stock as of March 13, 2001 was approximately 26,373,059.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2001 and to be used in connection with the annual meeting of stockholders expected to be held on May 31, 2001 are incorporated by reference in Part III of this form 10-K.

     The index of Exhibits filed with this report begins at page 41.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           APPLIEDTHEORY CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   -- Business.................................................    2
Item 2.   -- Properties...............................................   21
Item 3.   -- Legal Proceedings........................................   21
Item 4.   -- Submission of Matters to a Vote of Security Holders......   22

PART II
Item 5.   -- Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   23
Item 6.   -- Selected Financial Data..................................   25
Item 7.   -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   27
Item 7A.  -- Quantitative and Qualitative Disclosures About Market
          Risk........................................................   37
Item 8.   -- Financial Statements and Supplementary Data..............  F-1
Item 9.   -- Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................   40

PART III
Item 10.  -- Directors and Executive Officers of the Registrant.......   40
Item 11.  -- Executive Compensation...................................   40
Item 12.  -- Security Ownership of Certain Beneficial Owners and
          Management..................................................   40
Item 13.  -- Certain Relationships and Related Transactions...........   40

PART IV
Item 14.  -- Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K....................................................   40
Signatures............................................................   49
Exhibits..............................................................   50

                                     PART I

ITEM 1.  BUSINESS

OUR COMPANY

     Industry veteran AppliedTheory combines its knowledge base with the ability to build, integrate and manage Internet business solutions for corporations wanting to remain competitive in an increasingly complex economy. We offer a comprehensive and fully integrated suite of managed hosting, Internet solutions and connectivity and security services, which enable us to provide a variety of outsourced managed hosting services options for large enterprise business needs.

     We help businesses use the Internet to increase profit, decrease costs and meet business objectives.

MANAGED HOSTING SERVICES AND THE LIFE-CYCLE SUPPORT MODEL

     Today, companies are looking beyond their own resources to meet their e-business objectives and to fulfill their Web hosting requirements. These companies need to ensure the long-term success of their critical, hosted applications, such as e-commerce, benefits management, process management, or any other traditional information technology function that is being migrated to the Internet environment. Each of these areas makes an important contribution to the success of an organization's business plan. We believe -- and our experience has shown -- that companies often want the cost savings and flexibility of managed hosting and outsourcing these applications.

     The more critical and more complex the application, the more these companies might require full support for the life cycle of that application. Thus, fully integrated Internet solutions become the pathway to a hosting solution and vice versa. We call this self-perpetuating process our "life cycle support."

WE FOCUS ON INTEGRATED INTERNET BUSINESS SOLUTIONS.

     Our customers' successful Internet business strategies have become as complicated as they are critical. As companies face this challenge, they turn to the services offered by AppliedTheory's outsourced hosting and life cycle approach.

     We have found that our business, organization and government customers view the Internet as a tool to achieve a business strategy. We believe our intensely customer-focused, life-cycle support approach helps support established business models

     We believe the high percentage of customers that are buying complex solutions from us, and the high degree of retention of our customers, along with repeat business validates our integrated, Web-centric, life-cycle customer service model. An increasing number of our new proposals are quoting a complex mix of services, including managed Web hosting.

     We use a phased approach designed to develop and implement comprehensive Internet solutions for our customers. Our core expertise is derived from our experience in developing business-to-business and business-to-consumer Web-centric solutions.

     We believe that no business-critical Internet solution is viable without a completely integrated hosting solution; therefore, we offer parallel lines of hosting services to our customers. Our Web hosting solutions include Web site and network operation and, when appropriate, managed application support.

     Each of our managed hosting service offerings is available as a fully outsourced, upgradeable solution. The managed application hosting solution is designed to allow its user to save time and greatly reduce capital expenditures, risk of obsolescence and internal management responsibilities.

     In addition, we provide dedicated server and co-location hosting services, security consulting services, virtual private networks (VPNs) and managed firewalls for network security. We also provide direct connectivity to the global Internet via a redundant, rigorously engineered, high-speed network backbone.

WE PARTNER WITH OUR CUSTOMERS.

     We have found that enterprise customers are increasingly less likely to consider facilities-based hosting and knowledge-based development, integration and management services to be mutually exclusive. As large-scale, Web-based business applications become more complex, companies and organizations are requiring that their Internet outsourcing company be a partner that has both the technology and the knowledge to scale and grow with their needs.

OUR EXPERTISE IS EVIDENT IN OUR HANDS-ON EXPERIENCE.

     AppliedTheory deploys Internet solutions to more than 1,500 customers. Our customer satisfaction is reflected in our low churn rate of less than 1/2% per month and reflects the dedication of our more than 600 employees nationwide.

     We have developed business-to-business networks, web sites, portals and e-business strategies; built internal corporate networks; migrated existing or legacy software and data processing and storage systems to the Internet; designed Web site user interfaces; and constructed e-commerce sites from the ground up for major businesses and mid-sized companies nationwide.

     - We provide Internet solutions to some of America's leading companies, including AOL Time Warner, Eddie Bauer and Carrier Corporation.

     - The New York State Department of Labor awarded AppliedTheory a five-year $82 million contract to continue to manage and host America's Job Bank, which we believe is the world's largest online employment database. We created the original site design and continue to operate and manage the site.

     - Ingersoll-Rand hired AppliedTheory as its outsourced managed Web hosting partner.

     - We built a custom solution for Hedgeworld Ltd. -- which serves the hedge fund industry by linking fund managers to site members and integrating future product offerings -- by leveraging their software and data processing and storage legacy systems and databases and transforming them into systems accessible through the Internet.

     - By integrating numerous technologies, AppliedTheory created a Web-based solution for the Boston Marathon that enabled event coordinators to gather, process and present data online.

OUR EXPERTISE SPANS MANY INDUSTRIES.

     AppliedTheory's concentration on providing mission-critical applications to key industries makes us highly knowledgeable in numerous vertical markets, including:

     - EDUCATION -- We provide Internet solutions to many of the nation's colleges and universities.

     - HEALTHCARE -- We develop healthcare applications for medical professionals, supplying technology to address and meet the demand for online healthcare delivery systems.

     - GOVERNMENT -- We have worked to develop teams of software engineers and consultants with the experience and expertise to efficiently fulfill the special requirements that governmental institutions face.

STRONG ALLIANCES EXPAND OUR CAPABILITIES.

     To ensure our customers have access to today's leading technology, we have developed various business relationships with major Internet technology companies, including:

     - AT&T -- We utilize AT&T's national IP network, peering and co-location services to supply the majority of our network infrastructure.

     - Cisco -- Their high-end routers and switches serve as the core of our network backbone and web hosting infrastructure.

     - Compaq -- Their development, Web and file servers are the foundation for our NT and Linux hosting product line.

     - EDS -- They supply high-end and large scale technology project management support.

     - IDS Scheer -- They assist us in business process reengineering.

     - Microsoft -- We are a Microsoft Certified Solutions provider.

     - Pivot Technologies -- They provide our customers with network security integration expertise and firewall support.

     - Sprint -- We utilize Sprint's national IP infrastructure to provide certain peering relationships.

     - Sun Microsystems -- Their development, Web and file servers are the foundation for our UNIX hosting product line.

WE CONTINUE TO EXECUTE OUR BUSINESS PLAN.

     We believe that the recurring revenue realized from our managed hosting services offering is an important element of our business strategy.

     We have achieved higher than projected revenue growth. Equally important as our growth, we are closing sales more quickly by integrating services and putting capable people in regions where they are close to the customer.

     We have developed certain standard managed hosting configurations. This streamlines our service delivery and shortens the time to implement the service. We are continuing to mine certain vertical market segments and build upon our experience base. By continuing to leverage our success, we maximize the opportunity to re-use solutions or parts of solutions. Our library of experienced software code and solutions models is rapidly expanding.

     Our growth strategy dictates that we will continue to look for targeted, strategic acquisitions, with a view towards make-versus-buy. We find that these strategic acquisitions resonate with our business model, and their teams bring new ideas, new skills and, of course, new customers.

     As part of our expansion strategy, we purchased several businesses through December 31, 2000. On January 5, 2000 we acquired CRL Network Services Inc., a company that provides high-speed Internet access and data networking solutions. This acquisition allowed us to extend our network footprint, link the company's web hosting centers on the east and west coasts, and increase our sales presence on the west coast. It also expanded our peering arrangements with additional Internet access providers.

     Also in the 2000 we made several other strategic acquisitions. We acquired The Cordada Group Inc., Team Tech International Inc., What's Up Inc., and Tabor Interactive, Inc. They all provide the full suite of AppliedTheory's solutions including managed web hosting, Internet solutions consulting and Internet connectivity in Seattle, Washington; Austin, Texas; Atlanta, Georgia; and Denver, Colorado, respectively. These acquisitions combined with our organic growth have enabled us to increase our presence in four additional high-tech corridors in the United States and further leverage our web hosting and professional service expertise.

     We were incorporated in November 1995, and spun-off in October 1996 from NYSERNet.org, a not-for-profit corporation that was one of the founding institutions of the Internet, to pursue commercial opportunities that are Internet protocol, or IP, based. The sole member of NYSERNet.org is NYSERNet.net, Inc., one of our major stockholders. In August 1998, Broadwing, and Grumman Hill Investments III, L.P., a private equity fund advised by Grumman Hill Group, LLC, invested $12.9 million and $6.5 million, respectively, to acquire approximately 4.4 million and 2.2 million shares of our common stock, respectively. Of these 6.6 million shares, we issued 1.73 million new shares for net proceeds of approximately $5.0 million. The balance of these shares were sold by NYSERNet.net. Since April 30, 1999, our common stock has been publicly traded on the NASDAQ Stock Market. Our corporate headquarters is located at 1500 Broadway; Third Floor; New York, New York 10036, and our telephone number at that location is (212) 398-7070.

     From time to time, in both written and in oral statements by our senior management, we express expectations and other statements regarding future performance. These forward-looking statements are inherently uncertain and you must recognize that events could turn out to be different than such expectations and statements. We discuss key factors impacting current and future performance in this prospectus and in our other filings and reports.

EMPLOYEES

     As of December 31, 2000, we had approximately 642 full-time employees located in the United States and China, including approximately 350 in managed web hosting, Internet solutions and network operational positions, 185 in sales and marketing, and 107 in general and administrative positions. We believe that our relations with our employees are good. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we have never experienced a work stoppage.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers and directors of AppliedTheory:

NAME                                        AGE                          TITLE
----                                        ---                          -----
Danny E. Stroud...........................  47    President, Chief Executive Officer and Director
Angelo A. Gencarelli III..................  41    Senior Vice President and Chief Financial Officer
Denis J. Martin...........................  43    Senior Vice President, Products and Services
Edward J. Siciliano.......................  38    Senior Vice President, Sales
Robert F. Mechur..........................  55    Senior Vice President and General Counsel
Richard Mandelbaum........................  54    Director and Chairman of the Board
David Groelinger..........................  50    Director
James T. Kelsey...........................  49    Director
George Sadowsky...........................  64    Director

     Additional information regarding our executive officers is incorporated by reference to "Executive Officers" in our Proxy Statement to be used in connection with our 2001 annual meeting of stockholders and to be filed with the SEC on or prior to April 30, 2001.

AVAILABLE INFORMATION

     We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements and other information with the SEC. You may read and copy all or any portion of the reports we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to you on the SEC's Web site (http://www.sec.gov). Other information about the Company may be obtained from AppliedTheory's Web site at http://www.appliedtheory.com.

                                  RISK FACTORS

     You should consider the following risk factors, as well as any other information in this report, in evaluating our business and us. Any investment in our common stock involves a high degree of risk.

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

     - building out our web hosting and network infrastructure;

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

WE HAVE A HISTORY OF NET LOSSES AND EXPECT THESE LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE.

     We have incurred net losses and have experienced negative cash flows in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At December 31, 2000, 1999 and 1998, we had an accumulated deficit of approximately $82.4 million, $29.8 million and $15.7 million, respectively. We incurred net losses of $52.6 million, $14.1 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with our business plan, we anticipate making investments in sales and marketing, customer support and personnel. As a result of executing our business plan, we expect our net losses and negative cash flows on a quarterly and annual basis to continue in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our business plan. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

WE WILL NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN DILUTION OF YOUR SHAREHOLDINGS OR AN INCREASE IN OUR INTEREST EXPENSE. IF THESE FUNDS ARE NOT AVAILABLE, OUR BUSINESS COULD BE HURT.

     We intend to use our available cash and existing financing arrangements to fund our sales and marketing efforts, to enhance our customer support services, for making investments or acquisitions and for general corporate and working capital purposes. Please see our current reports on Form 8-K filed on June 20, 2000 and on January 26, 2001 for additional information. Our business plan projects expansion through acquisitions funded mostly with stock but requiring some cash expenses and consideration. While we believe that our remaining cash and marketable securities and existing financing arrangements will be sufficient for the implementation of our business plan to achieve our goal of being EBITDA positive by the fourth quarter of 2001, we will need to raise additional funds through public or private debt or equity financing in order to:

     - take advantage of anticipated opportunities or acquisitions of complementary assets, technologies or businesses;

     - develop new products;

     - respond to unanticipated competitive pressures; or

     - achieve profitability.

     When additional funds become necessary, additional financing may not be available on terms favorable to us or available at all. If adequate funds are not available or are not available on acceptable terms when needed, our business could be hurt.

     If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders may be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, these securities could have some rights, preferences and privileges senior to those of the holders of our common stock, and the terms of this debt could impose restrictions on our operations and result in significant interest expense to us.

WE MAY NOT BE ABLE TO GENERATE THE NECESSARY AMOUNT OF CASH TO SERVICE OUR EXISTING FINANCIAL OBLIGATIONS.

     In addition to the 5% convertible debentures due June 5, 2003, we also have other financial obligations, including obligations to certain former shareholders of CRL Network Services, Inc., pursuant to a put option agreement entered into between the Company and those shareholders as part of the consideration for the Company's acquisition of CRL Network Services, Inc. We cannot assure you that our business will generate sufficient cash flow from operations or that additional equity or debt financing will be available on commercially reasonable terms or at all to enable us to fulfill our financial obligations or fund our other liquidity needs. If we are unable to generate sufficient cash flow for those needs, we may be unable to meet our obligations and may need to renegotiate or refinance all or a portion of our obligations under those agreements. We cannot assure you that we would be able to renegotiate or refinance our obligations under those agreements on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity.

PRIOR TO 2000, MOST OF OUR REVENUES HAVE BEEN DERIVED FROM CUSTOMERS LOCATED IN NEW YORK STATE AND WE MAY NOT SUCCESSFULLY OPERATE ON A NATIONWIDE BASIS.

     Prior to 2000, most of our revenues have been derived from customers located in New York State. Our business strategy is to become a leading national provider of advanced Internet business solutions to mid-sized businesses, departments of larger businesses, and specifically targeted vertical markets. The risks we may encounter in operating on a nationwide basis include the possibility that:

     - our products and services are not accepted beyond our current market;

     - there are significant delays in the completion of any new web hosting centers or the expansion of any existing web hosting centers, those web hosting centers comprising a key component of our business plan; and/or

     - we fail to develop a nationally recognized brand.

OUR RAPID GROWTH STRATEGY IS LIKELY TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

     Our future success depends in large part on our ability to manage any achieved growth in our business. For our business plan to succeed, we will need:

     - to expand our business with new and current customers;

     - to develop and offer successful new products and services;

     - to retain key employees and hire new employees; and

     - to ensure that any future business we may develop or acquire will perform in a satisfactory manner.

     These activities are expected to place a significant strain on our resources. Also, we cannot guarantee that any of these will occur or that we will succeed in managing the results of any success in our business plan.

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

     - increased competition in our markets;

     - economic conditions including those in the technology sector;

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

     - the reluctance of businesses to outsource their Internet solutions and Web hosting needs;

     - our failure to successfully market our products and services to new customers; and

     - the inability to maintain and strengthen our brand awareness.

OUR SUCCESS DEPENDS IN LARGE PART ON THE CONTINUED GROWTH OF THE INTERNET
MARKET.

     Our business will be hurt if demand for Internet and related services does not continue to grow. This demand may be inhibited for a number of reasons, including:

     - general economic conditions;

     - access costs;

     - inadequate network infrastructure;

     - security concerns;

     - uncertainty of legal and regulatory issues concerning use of the Internet;

     - inconsistent quality of service; and

     - lack of availability of cost-effective, high-speed service.

     The Internet infrastructure may not be able to support the demands placed on it or the Internet's performance and reliability may decline. Similarly, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. This could hurt our business.

A PORTION OF OUR GROWTH DEPENDS ON OUR ABILITY TO EXPAND WEB HOSTING CAPACITY TO MEET ANTICIPATED DEMAND.

     Continuing to expand web hosting center capacity is critical to achieving the goals of our business plan. This expansion is likely to include the need to add new hardware and software, and may include the opening of additional web hosting centers. We recently expanded the capacity of our Syracuse, New York facility and opened a new facility in Hayward, California. We intend to add web hosting center capacity in the future as justified by customer demand. Our ability to do so successfully depends on:

     - anticipating and planning for future demand levels;

     - having access to sufficient capital; and

     - locating and securing satisfactory web hosting center sites and implementing the build-out of these and existing sites, all of which may require significant lead time.

     If we are unable to expand our capacity effectively, our growth may suffer and we may not be able to adequately meet the demands of existing customers.

WE OPERATE IN AN EXTREMELY COMPETITIVE MARKET AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The Internet-based services market is extremely competitive and many of our competitors are more established and have greater financial resources than us. In addition, there are no substantial barriers to entry in this market. We also expect that competition will intensify in the future. Many of our competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us our competitors may:

     - develop and expand their network and web hosting infrastructures and service offerings more efficiently or more quickly;

     - adapt more swiftly to new or emerging technologies and changes in customer requirements;

     - take advantage of acquisitions and other opportunities more effectively; and

     - more effectively leverage existing relationships with customers or exploit a more recognized brand name to market and sell their services.

     Our current and prospective competitors generally may be divided into the following three groups:

     - Web hosting companies including Digex, Inc., Verio, Inc., Genuity, Globix Corporation, PSINet Inc., Exodus Communications, Inc. and other companies;

     - Internet solution companies including Razorfish Inc., IBM Global Services, Accenture, US Internetworking Inc., Scient Corp., Cambridge Technology Partners, Inc., Whittman-Hart Inc., Oracle Corporation, the Big 5 accounting firms, EDS Corporation and other companies; and

     - Internet connectivity, VPNs and security providers including Genuity, Verio Inc., Qwest Communications International Inc., Sprint Corporation, AT&T Corp., UUNET Technologies, Inc., XO Communications, Cable & Wireless plc, WorldCom, Inc. and other national and regional providers.

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

OUR REVENUES ARE HEAVILY DEPENDENT ON TWO CONTRACTS. IF WE LOSE EITHER OF THESE CONTRACTS, IF THERE IS A REDUCTION IN THE AMOUNT OF WORK GENERATED FROM EITHER OF THEM, OR IF WE FAIL TO DIVERSIFY OUR CUSTOMER BASE, OUR BUSINESS WILL SUFFER.

     We currently derive a substantial portion of our total revenue from contracts with two customers; NYSERNet.org, Inc. ("NYSERNet"), a not-for-profit corporation that is affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these contracts could significantly hurt our business. For the years ended December 31, 2000, 1999 and 1998 revenue from NYSERNet.org, Inc. represented approximately 18%, 27% and 37% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 2000, 1999 and 1998 represented 28%, 39% and 28% of our total revenue, respectively.

     We have an agreement with NYSERNet to provide NYSERNet and its customers with services. Under this agreement we provide services to approximately 140 different customers affiliated with NYSERNet. Each of these customers makes individual buying decisions resulting in separate agreements. As the initial agreements with NYSERNet's customers expired some customers began contracting directly with us. In March 2000 we extended and expanded these services through an agreement with NYSERNet to upgrade and maintain a minimum of 10 full OC-3 connections for NYSERNet and its customers. This agreement extends until October 2005 and it is estimated that we will receive approximately $40 million for our services over the term of the agreement. While these agreements only allow termination by either party under special circumstances, it is still possible that NYSERNet could terminate the agreement or cease working with us.

     On June 14, 1999, we signed a contract with NYSERNet to enhance, operate and maintain NYSERNet2000, NYSERNet's next generation Internet backbone network. We completed construction of the network in April 1999. Under the terms of the contract, which extends until March 2002, we will operate and maintain the first OC-12 research network backbone in New York State. We expect to receive approximately $5.2 million for our services over the term of the contract.

     On November 30, 2000, we executed a five year $82 million contract with the New York State Department of Labor for the development and maintenance of the America's Job Bank Web site. Although this contract is initiated by the New York State Department of Labor, the contract includes separate maintenance of America's Job Bank Web sites for 50 different states and territories. Each of these states and territories makes an individual buying decision and may terminate its affiliation with America's Job Bank annually. The America's Job Bank agreement is subject to cancellation upon 15 days notice by the New York State Department of Labor.

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

WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS, WHICH WOULD AFFECT OUR ABILITY TO COMPETE.

     Interruptions in service to our customers could hurt our business. To succeed, we must be able to operate our network and web hosting management infrastructure 24 hours per day, seven days per week, without interruption. Our operations depend upon our ability to protect our network and web hosting infrastructure, our equipment and customer data against damage from human error or "acts of God." Even if we take precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in the services we provide to our customers.

     Although we have attempted to build redundancy into our network and hosting facilities by establishing a redundant, rigorously engineered backbone connected to our four web hosting centers, our network is currently subject to various single points of failure. For example, a problem with one of our routers or switches could cause an interruption in the services we provide to some of our customers. Any interruptions in service could:

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

WE ARE DEPENDENT ON NETWORKS BUILT AND OPERATED BY OTHERS. IF WE DO NOT HAVE CONTINUED ACCESS TO A RELIABLE NETWORK, OUR BUSINESS WILL SUFFER.

     In delivering our services, we rely on networks which are built and operated by others. We do not have control over these networks, nor can we guarantee that we will continue to have access on terms that fit our business needs.

     Our use of the infrastructure of other communications carriers presents risks. Our success partly depends upon the coverage, capacity, scalability, reliability and security of the network infrastructure provided to us by telecommunications network suppliers, including AT&T Corp., Sprint Corporation, Verizon Communications, Pacific Bell, Worldcom, Inc. and Broadwing, Inc. Our expansion plans require additional network resources. Without these resources, our ability to execute our business strategy could be hurt. In addition, future expansion and adaptation of our network and web hosting infrastructure may require substantial financial, operational and management resources. We may not be able to expand or adapt our network or web hosting infrastructure on a timely basis and at a commercially reasonable cost to meet additional demand, changing customer requirements or evolving industry standards. In addition, if demand for usage of our network and web hosting facilities were to increase faster than projected or were to exceed our current forecasts, the network could experience capacity constraints which would hurt its performance.

     The consolidation of network providers could adversely affect our peering and transit arrangements if peering criteria becomes more restrictive or cost prohibitive. We also depend on our telecommunications suppliers to provide uninterrupted and error-free service through their telecommunications networks. If these suppliers greatly increase the price for their services or if the telecommunications capacity available to us is insufficient for our business purposes, and we are unable to use alternative networks or pass along any increased costs to our customers, our business could suffer.

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

OUR BRAND IS NOT AS WELL KNOWN AS SOME OF OUR COMPETITORS, AND FAILURE TO DEVELOP BRAND RECOGNITION COULD HURT OUR BUSINESS.

     To successfully execute our strategy, we must strengthen our brand awareness. While many of our competitors have well-established brands, prior to 2000, our market presence was limited principally to New York State. In order to build our brand awareness, our marketing efforts must succeed, and we must provide high quality services. We cannot assure you that these investments will succeed as planned. If we do not build our brand awareness, our ability to realize our strategic and financial objectives could be hurt.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS COULD SUFFER.

     If we do not successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or new technologies or enhancements used or developed by us do not gain market acceptance, our business could be hurt. Our industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model and rolling-out our services on a national level:

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

     We cannot assure you that we will successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies or enhancements used or developed by us will achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. In addition, we cannot assure you that, if required, we will successfully adapt our services to alternate devices and conduits.

     If our services do not continue to be compatible and interoperable with products and architectures offered by other industry members, our ability to compete could be impaired. Our ability to compete successfully is dependent, in part, upon the continued compatibility and interoperability of our services with products and architectures offered by various other members of the industry. Although we intend to support emerging standards in the market for Internet solutions, we cannot assure you that we will be able to conform to new standards in a timely fashion and maintain a competitive position in the market. Our services rely on the continued widespread commercial use of Transmission Control Protocol/Internet Protocol, commonly known as TCP/IP, which is an industry standard to facilitate the transfer of data. Alternative open protocol and proprietary protocol standards could emerge and become widely adopted. A resulting reduction in the use of TCP/IP could render our services obsolete and unmarketable. Our failure to anticipate the prevailing standard or the failure of a common standard to emerge could hurt our business.

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

     Contracts with various government agencies accounted for approximately 36% and 53% of our revenues in years ended December 31, 2000 and 1999, respectively. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

     Because of our contracts with governmental agencies, we are required to comply with various government regulations and policies. For instance, we are required to maintain employment policies relating to equal employment opportunities, and we are subject to audit by the government to confirm our compliance with these policies. If we fail to comply with regulations which apply to government contractors, we may face sanctions, including substantial fines and disqualification from being awarded government contracts in the future.

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

     A component of our strategy is to acquire web hosting and Internet solutions companies and other businesses complementary to our operations. In the 19 months ending December 31, 2000 we have acquired or invested in several companies. In the future, we intend to acquire additional companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

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

     We cannot assure you that any completed acquisition will enhance our business. If we consummate additional acquisitions in which any significant portion of the consideration consists of cash, a significant portion of our available cash could be used to consummate the acquisitions. If we consummate one or more acquisitions in which any significant portion of the consideration consists of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. The purchase price of future acquisitions will most likely be significantly greater than the fair value of the acquired net assets. Acquisitions required to be accounted for under the purchase method could result in significant goodwill and/or amortization charges for acquired technology.

WE ARE DEPENDENT ON OUR HARDWARE AND SOFTWARE SUPPLIERS TO PROVIDE US WITH THE PRODUCTS AND SERVICES WE NEED TO SERVE OUR CUSTOMERS.

     We rely on outside vendors to supply us with computer hardware, software and networking equipment. These products are available from only a few sources. We purchase a significant portion of these products from Sun Microsystems, Inc., Compaq Computer Corporation, Cisco Systems, Inc., Microsoft Corporation and Oracle Corporation. We cannot assure you that we will be able to obtain the products and services that we need on a timely basis and at affordable prices.

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

     While there are currently few laws or regulations that specifically regulate Internet communications, laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. There is much uncertainty regarding the market-place impact of these laws. In addition, various jurisdictions already have enacted laws covering intellectual property, privacy, libel and taxation that could affect our business by virtue of their impact on online commerce. Further, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If we become subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could hurt our business.

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO CONTINUE USING INTELLECTUAL PROPERTY THAT WE LICENSE FROM OTHERS.

     We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain of our proprietary rights. We have no patented technology that would bar competitors from our market. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our data or technology.

     We also rely on certain technologies licensed from third parties. We cannot be sure these licenses will remain available to us on commercially reasonable terms or at all. The loss of such technology may require us to obtain substitute technology of lesser quality or performance standards or at greater cost which could harm our business.

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 60% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

     Broadwing Communications, Inc. ("Broadwing"), NYSERNet.net, Inc. and Grumman Hill Investments III, L.P. ("Grumman Hill") control approximately 23.1%, 18.1% and 11.6%, respectively, of our outstanding common stock at December 31, 2000. In addition, our executive officers may be deemed to beneficially own in the aggregate approximately 7.0% of our outstanding common stock. Accordingly, Broadwing, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. In addition, Grumman Hill has a representative on our board of directors. NYSERNet.net, Broadwing, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

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

INDUSTRY CONSOLIDATION COULD MAKE IT MORE DIFFICULT TO COMPETE.

     Companies offering Internet, data and communications services are increasingly consolidating. As a company with a limited operating history, we may not be able to successfully compete with businesses that have combined, or will combine, to produce companies with substantially greater financial, sales and marketing resources, larger customer bases, extended networks and infrastructures and more established relationships with vendors, distributors and partners than we have. In addition, this consolidation trend could prevent or hinder our ability to further grow our operations through acquisitions. With these heightened competitive pressures, there is a significant risk that the value of our common stock will decline.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT.

     We are leveraged, and we may seek additional debt funding in the future. As of December 31, 2000, we had approximately $44.3 million of outstanding debt and an accumulated deficit of $82.4 million. We may not be able to generate sufficient revenue to fund our operations or to repay our debt. Our existing substantial leverage poses, and any future leverage would pose, the risk that:

     - we may be unable to repay our debt;

     - we may be unable to obtain additional financing; and

     - we may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

     Additionally, our outstanding debt may impose significant restrictions on how we can conduct our business. The debt may prohibit or limit our ability to incur additional debt and may materially and adversely affect our ability to finance future operations or capital needs or conduct additional business activities. Any future debt that we may incur would also likely impose restrictions on us. If we fail to comply with any of these restrictions, we would be in default and, as a result, the holders of the applicable debt could demand that we pay the debt, including interest, immediately. This would create a significant risk that the value of our common stock will decline.

OUR STOCK PRICE MAY BE AFFECTED BY THE AVAILABILITY OF SHARES FOR FUTURE SALE. THE FUTURE SALE OF A LARGE AMOUNT OF OUR STOCK, OR THE PERCEPTION THAT THESE SALES COULD OCCUR, COULD NEGATIVELY AFFECT OUR STOCK PRICE.

     On May 5, 1999, we completed our initial public offering, or IPO, of 5,175,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-72133). In addition to our IPO as a result of our re-offer prospectus filed on Form S-8 with the Securities and Exchange Commission ("SEC") on July 19, 1999 (File No. 333-83177), approximately 4,500,000 shares of our outstanding common stock no longer qualify as "restricted securities" under Rule 144 of the Securities Act of 1933 and, under the Securities Act, these shares may be freely re-offered and re-sold. However, stockholders who sell shares of our common stock under this re-offer prospectus must comply with the volume of sale limitations imposed under Rule 144(e) of the Securities Act.

     Also, a substantial number of shares of common stock issuable upon exercise of outstanding stock options are available for resale in the public market as a result of our filing a registration statement on Form S-8 with the SEC on July 19, 1999 (File No. 333-83177) in order to register the shares issued and issuable upon the exercise of options granted under our 1996 Incentive Stock Option Plan and our 1999 Stock Option Plan as well as shares issued under our 1999 Employee Stock Purchase Plan.

     As a result of filing of a registration statement on Form S-3 with the SEC on October 24, 2000 (File No. 333-48518), 211,000 shares of our common stock were issued and these shares may be freely re-offered and re-sold. Also, as a result of filing of a registration statement on Form S-3 with the SEC on October 25, 2000 (File No. 333-48578), approximately 839,881 shares of our outstanding common stock will no longer qualify as "restricted securities" under Rule 144 of the Securities Act and, under the Securities Act, these shares may be freely re-offered and re-sold. Furthermore, due to the registration statement on Form S-3 with the SEC that was filed on January 26, 2001, if certain parties convert the 5% convertible debentures into common stock and exercise warrants to purchase common stock, up to an additional 22,333,334 shares of our common stock would be registered and freely tradable.

     Therefore, through the S-8 re-offer prospectus, the S-3 and S-4 registration statements, as a result of registration rights and under Rule 144, a large number of shares of our common stock may become freely tradable and affect the market for our stock.

     As of December 31, 2000, an additional 57% of the shares of our common stock continue to be restricted securities. Certain of the holders of these restricted securities have registration rights with respected to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares become freely tradable in the future.

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

Web hosting center           A collection of Web servers, routers and
                             infrastructure used to perform Web hosting services.

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

Internet An open global network of interconnected commercial, educational and governmental computer networks that utilize TCP/IP, a common communications protocol.

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

ITEM 2.  PROPERTIES.

     Our primary operations and administrative workforce is based in Syracuse, New York occupying 44,000 square feet of office space in downtown Syracuse under a lease expiring in December 2007. Our largest web hosting center and an engineering facility occupy 21,200 square feet and 10,500 square feet, respectively, located in an office park in Liverpool, New York, a suburb of Syracuse. These leases expire in November 2008 and May 2009, respectively. Our west coast web hosting center is located in 15,400 square feet in an office park in Hayward, California under a lease expiring in September 2009. The Company's executive offices and marketing personnel are located in 17,300 square feet in an office building in New York, New York under a lease expiring in July 2009. We also lease 23,200 square feet of office space in Austin, Texas and 10,500 square feet of office space in Bellevue, Washington. These leases expire in 2005 and 2003, respectively. In addition, we have leases of various terms for our smaller regional offices and for a number of traditional telephone central offices and private facilities in which we locate our network equipment.

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

     In June 2000, the Company was notified by the U.S. Attorney for the Western District of New York that a relator had filed a qui tam action under seal against the Company and NYSERNet.net ("NYSERNet"). The complaint alleged that the National Science Foundation was fraudulently induced to provide a grant of $2.45 million to NYSERNet, a portion of which was paid by NYSERNet to the Company for services rendered. The complaint seeks treble damages related to the alleged overpayment for services provided by the Company to NYSERNet, as well as certain other penalties and forfeitures under the False Claims Act. On January 19, 2001, the Company received a redacted copy of the amended complaint in this action. In addition to the original allegations, this amended complaint alleged that NYSERNet and the Company failed to disclose the transfer of alleged program income in violation of the False Claims Act. Furthermore, the amended complaint alleged that the Company conspired with NYSERNet to engage in the fraudulent conduct described above and seeks unspecified millions of dollars in treble damages as a result. Although the Department of Justice has not yet determined whether or not it will join in this action, the Company believes that these allegations are without merit and intends to contest them.

     On December 13, 2000, James G. Couch filed a complaint in New York State court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000 pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to re-purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. In addition, the Company plans to pursue claims under an escrow agreement against Mr. Couch. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all of his claims, striking the Company's fraud defense to the extent it seeks a rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9 is scheduled to take place on April 5, 2001. This litigation is in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. At December 31, 2000, the Company has $10 million recorded as temporary equity in connection with these put options.

     We are not involved in any other legal proceedings which we believe would, if adversely determined, have a material adverse effect upon our business, financial condition or results of operations. There can be no assurance whether these matters will be determined in a manner that is favorable to us or, if adversely determined, whether such determination would have a material adverse effect upon our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is traded on The NASDAQ Stock Market under the symbol "ATHY". The following table sets forth, for the periods indicated, the high and low sales prices on The NASDAQ Stock Market for our common stock as reported during each of the quarterly periods for the years ended December 31, 2000 and 1999. The prices do not include retail mark ups, mark downs or commissions.

                                                            HIGH        LOW
                                                           -------    -------
FISCAL YEAR 1999:
  First Quarter..........................................      N/A        N/A
  Second Quarter.........................................  $20.500    $10.938
  Third Quarter..........................................   18.343     11.812
  Fourth Quarter.........................................   27.750     10.875
FISCAL YEAR 2000:
  First Quarter..........................................  $37.875    $19.500
  Second Quarter.........................................   29.750      7.312
  Third Quarter..........................................   14.687      5.000
  Fourth Quarter.........................................    6.562      0.937

     The last reported sale price of our common stock on The NASDAQ Stock Market on March 13, 2001 was $1.875 per share. There were approximately 140 holders of record (excluding approximately 4,254 individual participants holding nominee security positions at April 4, 2000) of our common stock as of March 13, 2001.

COMMON STOCK DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Structure" in Part II, Item 7 of this annual report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 5, 2000, we issued 2,022,287 unregistered shares of our common stock to purchase all the outstanding common stock of CRL Network Services, Inc. In connection with that acquisition we also delivered up to approximately $9.9 million in cash, for total consideration (including our common stock) of up to approximately $48.7 million.

     On February 2, 2000, the Company acquired the assets of Y.C. Inc., a Michigan corporation doing business as Customnet for up to $.6 million in cash and 24,605 unregistered shares of our common stock.

     On May 23, 2000, the Company acquired all of the capital stock of The Cordada Group, Inc. for approximately 758,219 unregistered shares of common stock of the Company.

     On June 21, 2000, the Company acquired all of the capital stock of The New Media Group, Inc. for approximately 140,000 unregistered shares of common stock of the Company.

     On July 1, 2000, the Company acquired all of the capital stock of Team Tech International, Inc. for approximately 444,489 unregistered shares of common stock of the Company. During the fourth quarter of 2000, an additional 366,583 unregistered shares were issued in conjunction with a performance incentive payment clause included in the merger agreement.

     On November 1, 2000, the Company acquired all of the capital stock of What's Up, Inc. for approximately 152,760 unregistered shares of common stock of the Company.

     On November 13, 2000, the Company acquired all of the capital stock of Tabor Interactive, Inc. for approximately 370,309 unregistered shares of common stock of the Company.

     All of the unregistered securities discussed above were issued to holders in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving any public offering. Appropriate legends regarding restrictions on the resale of the securities delivered were affixed to the certificates representing these securities.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical financial statements of AppliedTheory and the related notes included elsewhere in this Form 10-K.

     The selected financial data as of December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000 have been derived from audited financial statements included elsewhere in this Form 10-K. The selected financial data as of September 30, 1996 and December 31, 1996, 1997, and 1998 and as of and for the nine months ended September 30, 1996, the three months ended December 31, 1996 and year ended December 31, 1997 are derived from audited financial statements which are not included in this Form 10-K. Our audited financial statements and those of our predecessor have been audited by Grant Thornton LLP, independent certified public accountants.

     Our operating activities prior to October 1, 1996 were conducted as a nonincorporated "division" of NYSERNet.org and are considered to constitute a predecessor business. The financial data presented as of and for the nine months ended September 30, 1996, reflect these activities on a "carved-out" basis from the historical financial statements of NYSERNet.org.

                                      PREDECESSOR                         APPLIEDTHEORY CORPORATION
                                     -------------   -------------------------------------------------------------------
                                      NINE MONTHS    THREE MONTHS
                                         ENDED          ENDED                     YEAR ENDED DECEMBER 31,
                                     SEPTEMBER 30,   DECEMBER 31,   ----------------------------------------------------
                                         1996            1996          1997         1998          1999          2000
                                     -------------   ------------   ----------   -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Web hosting revenues.............     $   291       $      300    $    1,008   $     1,546   $     3,201   $    11,963
  Internet solutions revenues......         244              268         1,915         5,940        14,871        32,733
  Internet connectivity revenues...       5,691            2,508        12,249        15,077        19,573        31,592
                                        -------       ----------    ----------   -----------   -----------   -----------
Total net revenues.................       6,226            3,076        15,172        22,563        37,645        76,288
                                        -------       ----------    ----------   -----------   -----------   -----------
  Cost of revenues.................       5,742            2,331        10,796        13,316        24,988        53,166
  Sales and marketing..............       1,298              792         3,706         6,400        14,124        27,185
  General and administrative.......       2,819            1,591         4,283         6,349        10,180        22,408
  Research and development.........         129               43           680           243           321         2,296
  Depreciation and amortization....         158               81         1,095         1,672         3,403        22,070
  Other expenses (income)..........                                        112           900                        (253)
                                        -------       ----------    ----------   -----------   -----------   -----------
Total costs and expenses...........      10,146            4,838        20,672        28,880        53,016       126,872
Loss from operations...............      (3,920)          (1,762)       (5,500)       (6,317)      (15,371)      (50,584)
Interest (income) expense, net.....           5                            347           566        (1,377)        2,049
                                        -------       ----------    ----------   -----------   -----------   -----------
Net loss...........................      (3,925)          (1,762)       (5,847)       (6,883)      (13,994)      (52,633)
Preferred stock dividends..........                                        210           210            73
Net loss attributable to common
  stockholders.....................     $(3,925)      $   (1,762)   $   (6,057)  $    (7,093)  $   (14,067)  $   (52,633)
                                        =======       ==========    ==========   ===========   ===========   ===========
Basic and diluted loss per common
  share............................                   $    (0.18)   $    (0.62)  $     (0.56)  $     (0.72)  $     (2.17)
                                                      ==========    ==========   ===========   ===========   ===========
Shares used in computing basic and
  diluted loss per share...........                    9,750,000     9,756,248    12,665,940    19,491,711    24,280,074
OTHER DATA:
  EBITDA(a)........................     $(3,762)      $   (1,681)   $   (4,405)  $    (4,645)  $   (11,968)  $   (28,514)
  Capital expenditures(b)..........          --              506         1,270         2,480        11,643        16,778
  Cash flow information:
    Net cash provided by (used in)
       operating activities........      (2,098)            (834)       (5,185)       (2,704)       (9,114)      (38,201)
    Net cash provided by (used in)
       investing activities........          56             (506)       (1,266)       (2,779)      (49,340)       (2,137)
    Net cash provided by (used in)
       financing activities........       2,041            1,513         6,413         7,134        71,502        31,237

                                                                         APPLIEDTHEORY CORPORATION
                                            PREDECESSOR     ----------------------------------------------------
                                           -------------                        DECEMBER 31,
                                           SEPTEMBER 30,    ----------------------------------------------------
                                               1996          1996       1997       1998       1999        2000
                                           -------------    -------    -------    -------    -------    --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and Cash equivalents..............     $             $   173    $   135    $ 1,786    $14,834    $  5,733
  Working capital (deficiency)...........      (6,775)       (1,379)    (3,579)    (3,249)    40,945      (7,388)
  Total assets...........................       3,161         3,365      5,444     10,518     76,935     130,246
  Current portion of long-term debt,
    convertible debentures and capital
    lease obligations....................                                  211        551      1,215      18,885
  Long-term debt, convertible debentures
    and capital lease obligations, less
    current portion......................                                4,361      5,979      6,783      25,459
  Borrowings from NYSERNet.net...........                     1,500      2,445      2,957
  Redeemable preferred stock.............                                1,500      1,500
  Total stockholders' equity (deficit)...      (6,684)       (2,576)    (8,626)    (9,007)    54,209      57,727

---------------
(a) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization. EBITDA is included herein because management believes that investors may find it to be a useful tool for measuring a company's ability to service its debt. However, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles. EBITDA should not be considered as a substitute for net loss or as an indicator of our operating performance, cash flow or liquidity. EBITDA should be examined in conjunction with our financial statements and related notes included elsewhere in this annual report.

(b) Capital expenditures include assets acquired with debt and exclude assets acquired through capital lease financing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read and consider the following discussion in conjunction with our audited financial statements and notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as of and for the year ended December 31, 1999 which is included in the annual report on Form 10-K (File No. 000-25759), as filed with the Securities and Exchange Commission.

     Certain statements in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in
Part I, Item 1 of this Form 10-K and in the annual report on Form 10-K for the year ended December 31, 1999.

     Unless the context otherwise requires, references in this Form 10-K to "AppliedTheory", the "Company", "we", "our" and "us" refer to AppliedTheory Corporation.

OVERVIEW

     We are a leading provider of Internet business solutions to mid-sized businesses and departments of larger businesses. We offer an extensive array of high performance, reliable and scalable Internet services that are designed to give our customers the technological and strategic advantages necessary to compete in a global digital economy. We provide these services, either as an individually tailored solution or as part of a fully integrated comprehensive solution, both of which are supported by our customer support model. Our services, which are described below and fall into three categories, can be tailored to meet our customers' requirements.

     - Web Hosting Solutions -- Customized suite of Unix, NT and Linux Web hosting solutions supported by redundant web hosting centers and customer support services. Our services include customized managed hosting solutions, shared, dedicated and co-location services, security consulting services, managed firewalls and virtual private networks.

     - Internet Solutions -- Internet business strategy consulting, solution integration and enterprise portal development, including custom software application development, interactive marketing design, Web site implementation and deployment and integration of legacy systems to Internet-based applications.

     - Internet Connectivity Solutions -- Internet access, including tiered dedicated, burstable dedicated, Domain Name Services, managed firewalls and virtual private networks.

     We target mid-sized enterprises and the departments of larger enterprises within the commercial markets and the public sector. Additionally, we focus on a number of strategic vertical markets including higher education, the federal government, state & local governments and healthcare. We integrate our solutions to enable customers to extend their businesses, leverage their legacy databases and systems, and take advantage of Internet-based marketing opportunities. Driven by competition and governmental mandates, public and private sector customers both benefit by making greater use of the Internet to serve their constituencies more cost-effectively with greater returns. Increasingly, these businesses and institutions are demanding full "life cycle support" for Internet services due to the risk, difficulty and expense associated with managing and integrating the products and services of multiple vendors.

     We plan to continue to expand our managed application web hosting business by focusing on targeted customers that are looking to develop a presence on the Internet by providing both Internet solutions and the hosting of their web applications. In early 2000, we completed the expansion of a state-of-the-art web hosting center in Syracuse, New York and completed the new construction of a state-of-the-art facility in Hayward, California. We anticipate that these web hosting centers, when operating at full capacity, will place us in a competitive position to successfully provide outsourced managed web hosting solutions through 2002 at our current expected growth rate.

     Revenue. We operate as one business segment and derive our revenue from three principal services:

     - Web hosting;

     - Internet solutions; and

     - Internet connectivity.

     We generally sell our services under contracts with terms ranging from one to five years.

     From the year ended December 31, 1998 to the year ended December 31, 2000, revenue from Internet solutions increased from 26% to 43% of total revenue. Over that same period, revenue from Web hosting increased from 7% to 16% of total revenue. In future periods, we expect revenue from web hosting services to continue to increase as a percentage of total revenue as we shift our sales emphasize toward high-margin outsourced and managed Web hosting services. We believe that managed Web hosting services have become the center of the Internet economy, combining facilities-based infrastructure, technical knowledge and long-term service ability.

     Revenue from Web hosting solutions consist primarily of fees for managed web site hosting and application hosting services, dedicated server and co-location hosting services, security consulting services, virtual private networks (VPNs) and managed firewalls. Revenue from Internet solutions represents professional service fees that are recognized on either a time and material basis as services are performed or on a percentage of completion basis for fixed-price contracts. Revenue from Internet connectivity solutions is typically derived from fixed price and usage based fees.

     Cost of Revenue.  Cost of revenue consists primarily of:

     - backbone and Internet access costs;

     - access charges from local exchange carriers;

     - personnel costs to operate our network and web hosting centers; and

     - personnel costs to provide Internet solutions.

     Sales and Marketing Expense. We have made a substantial investment in our sales and marketing groups to achieve and properly support the continued expansion in our customer base. Sales and marketing expense consists primarily of sales personnel deployed in major cities across the U.S. We support our growing sales force with extensive demand creation campaigns and telemarketing programs.

     General and Administrative Expense. General and administrative expense consists primarily of costs relating to personnel, including customer support, occupancy, general operating costs, and professional fee expenses. We have made and will continue to make investments in the organization to properly manage the financial, legal and administrative aspects of the business.

     Research and Development. Research and development costs are principally incurred to attain the technological feasibility of a product or product enhancement in our Internet solutions and Web hosting service offerings.

     Depreciation and Amortization. Consists primarily of depreciation of web hosting, network and computer equipment; office furniture and leasehold improvements; and amortization of goodwill and other purchased intangible assets.

     Net Losses. We have incurred net losses and have experienced negative cash flows from operations in each quarterly and annual period since our inception in October 1996. In connection with our business plan, we anticipate making investments in sales and marketing, in enhancing customer support and personnel, and in research and development. We anticipate that the nature of these expenditures, principally personnel, marketing programs, network and occupancy costs, will increase compared to expenditures made in prior periods. As a result of the execution of our business plan, we expect our net losses and negative cash flows on a quarterly and annual basis to continue in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our business plan.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues

     The following table and discussion highlights the revenues of the Company.

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                             1999     2000     INCREASE
                                                             -----    -----    --------
                                                                   (IN MILLIONS)
Net revenues
  Web hosting..............................................  $ 3.2    $12.0     $ 8.8
  Internet solutions.......................................   14.9     32.7      17.8
  Internet connectivity....................................   19.6     31.6      12.0
                                                             -----    -----     -----
Total net revenues.........................................  $37.7    $76.3     $38.6
                                                             =====    =====     =====
Percent of total revenue
  Web hosting..............................................      8%      16%
  Internet solutions.......................................     40       43
  Internet connectivity....................................     52       41
                                                             -----    -----
Total net revenues.........................................    100%     100%
                                                             =====    =====

     Total net revenues increased 102%, or approximately $38.6 million, from $37.7 million for the year ended December 31, 1999 to $76.3 million for the year ended December 31, 2000. Approximately 62% of the $38.6 million revenue increase is organic growth and the remaining 38% is attributable to our 2000 acquisitions.

     As the table above illustrates, revenue from Web hosting and Internet solutions have become a more significant component of our total revenue. While our historical base of Internet connectivity revenue shows strong growth of 61%, our Web hosting service revenue growth of 275% and Internet solutions revenue growth of 119% illustrate the dramatic expansion of these services during 2000.

     Web hosting revenue posted the largest percent growth of 275%, increasing by approximately $8.8 million during the year ended December 31, 2000. These services include:

     - fully managed application hosting including equipment, monitoring and maintenance services;

     - co-located and shared web hosting services in our state of the art web hosting centers; and

     - event solutions consisting of managed hosting, integration services, and a software suite of web-based event tools known as CyberCentral(TM).

     The continued expansion of our Web hosting customer base and product line accounted for $5.2 million of the increase in comparison to 1999. In addition, approximately $2.0 million of the increase for the year ended December 31, 2000 was the result of revenue from our event solutions service called CyberCentral(TM). An increase in the managed web hosting services provided to America's Job Bank provided an additional $1.6 million in hosting revenue during the year ended December 31, 2000.

     Internet solutions revenue drove the increase in total net revenues by providing $17.8 million in additional revenue during the year ended December 31, 2000 versus 1999. These services include:

     - linking existing databases and legacy systems with the Web;

     - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers; and

     - developing business-to-business and business-to-consumer Web sites.

     A portion of the increase in Internet solutions revenue was derived from additional services to the New York State Department of Labor in connection with America's Job Bank of $5.5 million during the year ended

December 31, 2000. Additionally, during 2000 our revenue from other Internet solutions customers obtained organically and through acquisitions, increased by $12.3 million to $13.9 million reflecting the continued diversification and expansion of our customer base. During the year ended December 31, 2000 revenue from customers other than the New York State Department of Labor reached 69% of total Internet solutions revenue, up from 11% during 1999.

     Internet connectivity revenue provided approximately $12.0 million of the total revenue growth during the year ended December 31, 2000. These services include:

     - providing high-speed broadband internet connections to businesses and institutions at speeds ranging from OC-3 to fractional T-1;

     - nationwide dial access through over 480 points-of-presence;

     - digital subscriber line (DSL) services; and

     - infrastructure and connectivity engineering special projects.

     The continued migration of customers to higher speed connections and the addition of 285 new connectivity customers account for the increase during the year ended December 31, 2000.

     Costs and Expenses

     The following table and discussion highlights the costs and expenses of the Company.

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                            1999      2000     INCREASE
                                                            -----    ------    --------
                                                                   (IN MILLIONS)
Cost of revenue...........................................  $25.0    $ 53.2     $28.2
Sales and marketing.......................................   14.1      27.2      13.1
General and administrative................................   10.2      22.4      12.2
Research and development..................................    0.3       2.3       2.0
Depreciation..............................................    3.4      10.4       7.0
Amortization..............................................    0.0      11.7      11.7
Other.....................................................    0.0      (0.3)     (0.3)
                                                            -----    ------     -----
Total costs and expenses..................................  $53.0    $126.9     $73.9
                                                            =====    ======     =====

     Cost of Revenue. Cost of revenue increased approximately $28.2 million from $25.0 million for the year ended December 31, 1999 to $53.2 million for the year ended December 31, 2000. The increase in cost of revenues was primarily attributable to the factors below.

     - Increased telecommunication charges to provide Internet connectivity for our four web hosting centers, to upgrade our network backbone, and to provide connectivity to our expanding customer base. These costs account for $15.1 million of the increase for the year ended December 31, 2000. However, we renegotiated our major telecommunication contracts during the fourth quarter of 2000 and expect to realize significant cost savings from these renegotiated contracts. In addition, the integration of the acquired CRL network is expected to be completed in the first quarter of fiscal 2001, which will reduce duplicate network costs.

     - Increased labor costs to support our revenue growth of over 100% versus the prior year added $12.3 million in costs during the year ended December 31, 2000. These costs are a result of the expansion of web hosting services, additional internet solutions contracts, and labor to integrate the two networks and staff our new and expanded web hosting centers.

     - The remaining increases are a result of other costs to support our revenue and customer growth.

     As a percentage of revenue, cost of revenue increased to 70% for the year ended December 31, 2000 from 66% in the year ended December 31, 1999.

     Sales and Marketing. For the years ended December 31, 2000 and 1999, sales and marketing expense was approximately $27.2 million and $14.1 million, respectively. The increases reflect a substantial investment in the sales and marketing personnel necessary to support our current and anticipated expanded customer base and on-going costs to establish our sales and marketing programs. The largest components of the increase for the year ended December 31, 2000, were:

     - $11.0 million in additional sales salaries, commissions and related benefit costs; and

     - $1.7 million in increased occupancy costs and other costs to support our expanded sales presence.

     Sales and marketing expense, as a percentage of revenue, decreased to approximately 36% for the year ended December 31, 2000 from 38% for the year ended December 31, 1999.

     General and Administrative. For the years ended December 31, 2000 and 1999, general and administrative expenses were approximately $22.4 million and $10.2 million, respectively. The increase in general and administrative expenses of $12.2 million during 2000 was primarily attributable to:

     - $7.2 million in costs related to salaries and recruiting new personnel;

     - $1.5 million in increased real estate occupancy costs from our continued growth and establishment of regional offices;

     - $1.1 million in additional audit, legal and other professional service costs;

     - $0.6 million in additional bad debt expense; and

     - other increases necessary to manage the financial, legal and administrative aspects of our business.

     For the year ended December 31, 2000, general and administrative expense increased as a percent of revenue to 29% from 27% for the year ended December 31, 1999.

     Research and Development. Research and development costs are primarily spent on developing our Internet solutions and Web hosting service offerings. For the years ended December 31, 2000 and 1999, research and development costs were approximately $2.3 million and $0.3 million, respectively. The increase in research and development costs of approximately $2.0 million during 2000 was primarily attributable to salaries and related costs to develop and design Internet solutions and Web hosting products, such as Delta Edge(TM), which we believe is the first content distribution technology to accelerate Internet delivery of dynamic data with real-time changes.

     Depreciation. For the years ended December 31, 2000 and 1999, depreciation expense was approximately $10.4 million and $3.4 million, respectively. The increase of $7.0 million for 2000 was primarily attributable to the acquisition of equipment and leasehold improvements to support our web hosting customer base and equipment used to support the expansion of our network infrastructure. A portion of the depreciation expense increase also resulted from additional office furniture and equipment necessary to support our expanded employee base.

     Amortization. For the years ended December 31, 2000 and 1999, amortization expense was approximately $11.7 million and $0.0 million, respectively. Amortization expense relates to goodwill from businesses acquired during 2000 and is being amortized generally over five years.

     Interest Expense. Interest expense has increased $2.8 million from $0.6 million for the year ended December 31, 1999 to $3.4 million for the year ended December 31, 2000. The increase is mainly the result of approximately $1.8 million in debt discount amortization and interest expense charges on the $30 million 5% convertible debentures issued on June 5, 2000. Interest expense from new equipment leases and loans during 2000 account for the remainder of the increases.

     Interest Income. Interest income has decreased from $1.9 million for the year ended December 31, 1999 to $1.3 million for the year ended December 31, 2000. This decrease was due primarily to a decrease in the amount of assets available to invest.

     Net Loss. Net loss attributable to common stockholders for the year ended December 31, 2000 was approximately $52.6 million, or $2.17 per share, compared with approximately $14.1 million or $0.72 per share for the year ended December 31, 1999.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue. Total net revenues increased approximately $15.1 million from $22.6 million in the year ended December 31, 1998 to $37.6 million in the year ended December 31, 1999. Approximately $4.5 million of this growth was from Internet connectivity revenue, which resulted primarily from the customer upgrades to higher speed connections and as a result of growth in the number of connectivity customers from December 31, 1998 to December 31, 1999. Web hosting revenue increased by approximately $1.7 million. Approximately $0.7 million of the increase resulted from an increase in Web monitoring, management and hosting solutions for the New York State Department of Labor in connection with America's Job Bank and $0.8 million as a result of expansions of our managed web hosting solutions. The remaining increase in total net revenues of approximately $8.9 million was derived from Internet solutions. These Internet solutions include:

     - linking existing databases and legacy systems with the Web; and

     - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers.

     The $8.9 million increase in Internet solutions includes $7.7 million from the expansion in the number of solutions we provide to the New York State Department of Labor in connection with America's Job Bank and the remaining $1.2 million from new Internet solutions and governmental customers. For the year ended December 31, 1999, as a percentage of total net revenues, Internet connectivity represented 52%, Internet solutions represented 40% and Web hosting represented 8%. For the year ended December 31, 1998, as a percentage of total net revenues, Internet connectivity represented 67%, Internet solutions represented 26% and Web hosting represented 7%.

     Cost of Revenue. Cost of revenue for the year ended December 31, 1999 totaled approximately $25.0 million compared with approximately $13.3 million for the year ended December 31, 1998. This increase is attributable to the overall growth in the size of our network. As a percentage of revenue, cost of revenue increased to 66% of revenue in the year ended December 31, 1999 from 59% of revenue in the year ended December 31, 1998. This increase was due to the upgrade of our network to support customer growth, improve the efficiency and performance of our Internet connectivity solutions and build and staff our network operations center. The New York State portion of the network was upgraded from DS-3 to OC-12 and a network was established between Atlanta and Boston. Approximately $5.9 million of the increase is due to additional leased line charges to provide additional bandwidth and access for the Internet connectivity solutions business. Additionally, approximately $3.4 million of the increase in the year ended December 31, 1999 from the same periods last year was derived from an increase in labor and other costs associated with the on-going expansion of our Internet solutions product.

     Sales and Marketing. For the years ended December 31, 1999 and 1998, sales and marketing expense was approximately $14.1 million and $6.4 million. The $7.7 million increase in 1999 reflects a substantial investment in the sales and marketing organizations necessary to support our current and anticipated expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid. Significant components of the increase include $4.5 million in additional salary and benefit costs, $.9 million in incremental direct marketing costs, $.6 million in recruiting expenses and $.6 million in market development costs in new geographic areas. Sales and marketing expense as a percentage of revenue increased to 38% for the year ended December 31, 1999 from 28% for the year ended December 31, 1998. This was a result of our commitment to building our sales and marketing program by establishing a nationwide sales force, expanding our presence to over ten new sales locations and the creation of strategic vertical markets sales teams.

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

     Depreciation and Amortization. For the years ended December 31, 1999 and 1998, depreciation and amortization expense was approximately $3.4 million and $1.7 million. The increase in depreciation and amortization of approximately $1.7 million is principally attributable to the acquisition of computer equipment used in support of our web hosting and Internet solutions customers.

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

     Other Expense. The decline in other expenses was a result of a $.9 million non-recurring charge in 1998 to write-down equipment and leasehold improvements and accrue costs under a plan to close a leased facility principally used as a web hosting center.

     Net Loss. For the year ended December 31, 1999, our net loss attributable to common stockholders totaled $14.1 million as compared to $7.1 million for the year ended December 31, 1998.

  Quarterly Results of Operations

     The following tables set forth unaudited statements of operations data for the eight quarters ended December 31, 2000, as well as the percentage of our revenues represented by each item. This data has been derived from unaudited interim financial statements prepared on the same basis as the audited financial statements contained in this Form 10-K and, in the opinion of management, includes all adjustments consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of this information when read in conjunction with the financial statements and related notes appearing elsewhere in this prospectus. The operating results for any quarter should not be considered indicative of results of any future period.

                                                                       THREE MONTHS ENDED
                               --------------------------------------------------------------------------------------------------
                                                    1999                                               2000
                               -----------------------------------------------   ------------------------------------------------
                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                               --------   -------   ------------   -----------   --------   --------   ------------   -----------
                                                                         (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues:
 Web hosting revenues........  $   611    $   807     $   846        $   937     $  1,730   $  2,045     $  3,417      $  4,771
 Internet solutions
  revenues...................    2,095      2,939       4,250          5,587        6,627      8,079        9,474         8,553
 Internet connectivity
  revenue....................    4,161      4,947       5,081          5,384        7,466      7,864        8,075         8,187
                               -------    -------     -------        -------     --------   --------     --------      --------
Total net revenues...........    6,867      8,693      10,177         11,908       15,823     17,988       20,966        21,511
                               -------    -------     -------        -------     --------   --------     --------      --------
Cost and expenses:
 Cost of revenues............    4,103      5,789       6,818          8,277       11,043     12,746       14,561        14,816
 Sales and marketing.........    1,764      2,644       3,688          6,028        6,711      7,459        7,198         5,817
 General and
  administrative(a)..........    1,814      2,055       2,958          3,353        4,909      4,864        5,709         6,926
 Research and development....       63         67          66            125          167        181          915         1,033
 Depreciation and
  amortization...............      616        791         879          1,118        4,117      5,144        6,284         6,525
 Other (income) expenses.....        3                                    (3)         (21)      (186)          20           (66)
                               -------    -------     -------        -------     --------   --------     --------      --------
Total costs and expenses.....    8,363     11,346      14,409         18,898       26,926     30,208       34,687        35,051
                               -------    -------     -------        -------     --------   --------     --------      --------
Loss from operations.........   (1,496)    (2,653)     (4,232)        (6,990)     (11,103)   (12,220)     (13,721)      (13,540)
Net interest (income)
  expense....................      162       (359)       (627)          (553)        (115)       688          504           972
Preferred stock dividends....       52         21
                               -------    -------     -------        -------     --------   --------     --------      --------
Net loss attributable to
  common stockholders........  $(1,710)   $(2,315)    $(3,605)       $(6,438)    $(10,988)  $(12,908)    $(14,225)     $(14,512)
                               =======    =======     =======        =======     ========   ========     ========      ========
Basic and diluted loss per
  common share...............  $ (0.11)   $ (0.12)    $ (0.17)       $ (0.30)    $  (0.48)  $  (0.54)    $  (0.57)     $  (0.57)
Shares used in computing
  basic and diluted loss per
  share (in thousands).......   15,930     19,441      21,180         21,338       23,105     23,842       24,822        25,341
OTHER DATA:
EBITDA(b)....................  $  (880)   $(1,862)    $(3,353)       $(5,871)    $ (6,986)  $ (7,076)    $ (7,437)     $ (7,015)
Capital expenditures(c)......      889      1,120       2,165          7,469        5,690      6,238        3,018         1,832
                                                              (AS A PERCENTAGE OF TOTAL REVENUES)
Net revenues:
 Web hosting revenues........        9%         9%          8%             8%          11%        11%          16%           22%
 Internet solutions
  revenues...................       31         34          42             47           42         45           45            40
 Internet connectivity
  revenue....................       60         57          50             45           47         44           39            38
                               -------    -------     -------        -------     --------   --------     --------      --------
Total net revenues...........      100%       100%        100%           100%         100%       100%         100%          100%
                               -------    -------     -------        -------     --------   --------     --------      --------
Cost and expenses:
 Cost of revenues............       60         67          67             70           70         71           69            69
 Sales and marketing.........       26         30          36             51           42         41           34            27
 General and
  administrative(a)..........       26         23          29             28           31         27           28            32
 Research and development....        1          1           1              1            1          1            4             5
 Depreciation and
  amortization...............        9          9           9              9           26         29           30            30
 Other expense(b)............        0          0           0              0            0         (1)           0             0
                               -------    -------     -------        -------     --------   --------     --------      --------
Loss from operations.........      (22)       (30)        (42)           (59)         (70)       (68)         (65)          (63)
Net interest (income)
  expense....................        2         (4)         (6)            (5)          (1)         4            3             4
                               -------    -------     -------        -------     --------   --------     --------      --------
Net loss attributable to
  common stockholders........      (24)       (26)        (36)           (54)         (69)       (72)         (68)          (67)
                               =======    =======     =======        =======     ========   ========     ========      ========

---------------
(a) Includes compensation expense included in general and administrative expenses of approximately $0.3 million for each of the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 and $.4 million for the quarter ended December 31, 1999, relating to stock appreciation rights and stock options. Includes compensation expense included in general and administrative expenses of approximately $0.3 million for each of the quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, relating to stock options. See Note L of our consolidated financial statements.

(b) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization. EBITDA is included herein because management believes that investors may find it to be a useful tool for measuring a company's ability to service its debt. However, EBITDA does not represent cash flow from operations, as defined by accounting principles generally accepted in the United States of America. EBITDA should not be considered as a substitute for net loss or as an indicator of our operating performance, cash flow or liquidity. EBITDA should be examined in conjunction with our financial statements and related notes included elsewhere in this annual report.

(c) Capital expenditures include assets acquired with debt and exclude assets acquired through capital lease financing.

LIQUIDITY AND CAPITAL RESOURCES

     On May 5, 1999, we completed our initial public offering ("IPO") of 5,175,000 shares of our common stock sold at an initial public offering price of $16.00 per share. Gross proceeds from the offering were $82.8 million, $5.8 million of which was applied to the underwriting discount and approximately $1.8 million was applied to expenses related to our offering. As a result, net proceeds from the offering were approximately $75.2 million. During 1999 and 2000 the Company utilized these IPO proceeds for various operating purposes.

     On June 5, 2000, we entered into a purchase agreement and issued a total of $30 million in 5% convertible debentures due June 5, 2003 to seven institutional investors. On January 9, 2001, this agreement was amended and restated. These debentures are convertible into shares of our common stock and mature on June 5, 2003. See additional discussion in Note G to the financial statements. After payment of $1.0 million in fees and expenses, net proceeds of $29.0 million were received.

     At December 31, 2000, we had $5.7 million in cash and cash equivalents, of which $0.7 million is restricted, $4.1 million in marketable securities and a $7.4 million working capital deficit. Although we have utilized the available proceeds from our IPO and a portion of the proceeds from the issuance of 5% convertible debentures we have several sources of additional funds at our disposal. These include the liquidation of marketable securities and other investments, the use of vendor financing and, if needed, a stock purchase arrangement with Crescent International Ltd. that provides the company with financing ability in a series of defined tranches of up to $30 million subject to various limitations.

     - Our marketable securities are generally fixed rate short-term investment grade corporate bonds and notes. At December 31, 2000, all of our investments are due to mature within one year but could be sold to provide working capital or finance future acquisitions.

     - We will have the ability to freely liquidate up to 521,769 shares of Red Hat, Inc. common stock due to the acquisition of Planning Technologies, Inc. ("PTI") by Red Hat, Inc. on February 26, 2001. As a result of the acquisition, we exchanged our interest in PTI (see Note F to the financial statements for additional discussion on PTI investment) for shares of Red Hat, Inc. common stock. The shares were valued at approximately $3.2 million on March 27, 2001 and may be freely traded by us pursuant to a Form S-3 registration statement anticipated to be filed by Red Hat, Inc. no later than June 13, 2001. See additional discussion in Note P to the financial statements.

     - In the first quarter of 2001, we received a combined total, ranging from $8.6 million to $13.0 million dependent upon meeting certain financial conditions, in vendor financing from two leading technology companies. We will use this funding to acquire equipment to meet increasing demands for our network and web hosting services by our customers. See additional discussion in Note P to the financial statements.

     - On February 22, 2001, we completed a stock purchase arrangement with Crescent International Ltd., an investment fund managed by GreenLight (Switzerland) SA of Geneva, Switzerland, that provides us with financing ability of up to $30 million to fund operations and infrastructure requirements. The arrangement provides that Crescent will buy up to $30 million worth of AppliedTheory common stock, should we choose to sell. Under the terms of the deal, we have the right, but are not obligated, to exercise the option, in whole or in part. The amount of shares that the Company can sell and the value at which those shares can be sold is contingent upon certain trading volume and share price parameters. Based on the 22 trading days' volume and closing prices of our common stock for the period ended March 23, 2001, we estimate that approximately $0.7 million would be available under the initial purchase with an additional $0.5 million available per month thereafter. This estimate assumes the trading volume and closing price of our common stock remains constant in future months. See additional discussion in Note P to the financial statements.

     Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $82.4 million at December 31, 2000, and have used $41.2 million in cash in the aggregate to fund operations during 2000.

     - Net cash used in operating activities for the years ended December 31, 1999 and 2000 was approximately $9.1 million and $38.2 million. The increase of $32.1 million was principally a result of $38.6 million in increased net losses from operations in the period and $10.7 million in unfavorable working capital changes offset by increased amortization of goodwill of $11.7 million and $7.0 million in additional depreciation expense.

     - Net cash used in investing activities for the year ended December 31, 1999 and 2000 was approximately $49.3 million and $2.1 million. The decrease in the net cash used in investing activities of approximately $47.2 million is primarily associated with a decrease in net purchases of marketable securities of $61.9 million offset by increases in the investment in acquired companies of $9.3 million and fixed asset purchases of $5.2 million.

     - For the years ended December 31, 1999 and 2000, cash of approximately $71.5 million and $31.2 million was provided by financing activities. This decrease of approximately $40.3 million consists principally of a $72.2 million decrease in net proceeds from the issuance of common stock as a result of our IPO that took place in 1999 offset by an increase in the issuance of convertible debentures of $30.8 million during 2000.

     - We may need up to $10 million during the next year to satisfy obligations under put option agreements in connection with our acquisition of CRL Network Services, Inc. Payment of these obligations is subject to the resolution of certain legal proceedings described in Item 3 -- "Legal proceedings" of this annual report. In addition, the 5% convertible debentures contain certain restrictions on our ability to redeem common shares pursuant to these put option agreements until July 11, 2002, unless certain liquidity criteria are satisfied. See additional discussion in Note C and Note J to the financial statements.

     We have made capital investments in our web hosting centers, network and other capital assets totaling $2.5 million, $11.6 million and $16.8 million in the years ended December 31, 1998, 1999 and 2000. We acquired assets under capital leases for $1.5 million in 1999 and $7.7 million in 2000.

     At December 31, 2000 we had $4.1 million in marketable securities and $5.7 in cash, of which $0.7 million is restricted. In addition to these amounts and the aforementioned sources of funds at our disposal, we will need to raise additional funds through public or private financing, strategic relationships, the sale of non-strategic assets or other arrangements to complete the execution of our business plan. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies and sell certain non-core assets. In response to current market conditions and as part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position ourselves under current market conditions. We have completed the consolidation of duplicate network operations facilities and are continuing the ongoing initiatives to reduce non-essential personnel and controllable costs such as travel and capital expenditures. Management believes that the implementation of these initiatives combined with available financing will provide sufficient cash flow for the next twelve months.

COMMITMENTS

     As of December 31, 2000, our operating lease obligations will be $6.1 million, $4.1 million and $3.1 million for 2001, 2002 and 2003, respectively, and $12.1 million thereafter. Our purchase commitments under various telecommunication agreements will be $5.0 million, $5.5 million and $5.0 million for 2001, 2002 and 2003, respectively, and $9.5 million thereafter. In addition, we had purchase commitments for various network equipment at December 31, 2000 totaling approximately $1.7 million which we expect to lease under the agreements noted above.

     Annual maturities of our debt obligations are as follows: $18.9 million in 2001, $10.6 million in 2002 and $14.8 million in 2003. A majority of the debt maturing in 2001 represents $13.8 million in convertible debentures that will be redeemed only upon receipt of monthly conversion notices from the investors. In addition, we have the right to redeem the debentures through the issuance of our common stock or in cash in accordance with the terms of the amended and restated purchase agreement. See additional discussion in Note G to the financial statements. As a result, the repayment of these debentures may not adversely affect our working capital for 2001. The remaining debt maturing in 2001 includes $0.7 million in lines of credit that expire throughout the year and $4.4 million in capital lease and other equipment financing obligations. Debt maturing in 2002 includes $5.5 million in line of credit obligations and capital lease and other equipment financing obligations. Debt maturing in 2003 includes the remaining $13.8 million in convertible debentures maturing on June 5, 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At December 31, 2000, we had various financial instruments consisting of variable rate debt, short-term investments and convertible debentures entered into for purposes other than trading. The substantial majority of our outstanding debt obligations excluding the convertible debentures have variable interest rates of LIBOR plus 40 basis points or prime rate less 200 basis points. At December 31, 2000, the carrying value of our debt obligations approximate the fair value due to the debt discount recorded on the convertible debenture and the short maturity and/or variable interest rates of a majority of the other debt. The weighted average interest rate of our debt obligations at December 31, 2000 was 7.2%.

     Our investments are generally fixed rate short-term investment grade corporate bonds and notes. At December 31, 2000, all of our investments are due to mature within one year and are carried at fair value of $4.1 million. These investments are subject to interest rate risk, market risk and in some cases foreign currency risk. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices which would amount to $0.4 million at December 31, 2000. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS OF
                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                                                                 PAGE
                                                              ----------
Report of Independent Certified Public Accountants..........     F-2
Financial Statements
  Consolidated Balance Sheets -- December 31, 1999 and
     2000...................................................     F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1999 and 2000.......................     F-4
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) for the Years Ended
     December 31, 1998, 1999 and 2000.......................     F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1999 and 2000.......................     F-6
  Notes to Consolidated Financial Statements................  F-7 - F-25
Report of Independent Certified Public Accountants on
  Schedule..................................................     F-38
  Schedule II -- Valuation and Qualifying Accounts..........     F-39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AppliedTheory Corporation

     We have audited the consolidated balance sheets of AppliedTheory Corporation and its subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppliedTheory Corporation and its subsidiaries as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/  GRANT THORNTON LLP

New York, New York
February 15, 2001, except for Note P as to
Which the date is February 26, 2001

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $ 14,834    $  5,733
  Marketable securities.....................................    32,727       4,098
  Accounts receivable, net of allowance of $231 and $1,031
     in 1999 and 2000, respectively.........................     6,714      15,379
  Costs in excess of billings...............................                   702
  Due from related parties..................................        59       1,436
  Prepaid expenses and other current assets.................     2,133       1,920
                                                              --------    --------
     Total current assets...................................    56,467      29,268
Property and equipment, net.................................    13,881      30,632
Investment, at cost.........................................     5,000       5,250
Goodwill....................................................                61,946
Other assets................................................     1,587       3,150
                                                              --------    --------
     Total assets...........................................  $ 76,935    $130,246
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  5,025    $  6,028
  Accrued payroll...........................................     2,012       3,088
  Accrued expenses..........................................     4,794       4,385
  Deferred revenue..........................................     2,476       4,270
  Current portion of convertible debentures.................                13,804
  Current portion of long-term debt and capital lease
     obligations............................................     1,215       5,081
                                                              --------    --------
     Total current liabilities..............................    15,522      36,656
Long-term debt and capital lease obligations................     6,783      11,655
Convertible debentures......................................                13,804
Other liabilities...........................................       421         404
Temporary equity............................................                10,000
Commitments and contingencies
Stockholders' equity
  Common stock, $.01 par value; 90,000,000 shares
  authorized; issued and outstanding: 21,413,362 shares in
  1999 and 25,986,947 shares in 2000........................       214         260
  Additional paid-in capital................................    84,052     139,900
  Accumulated deficit.......................................   (29,806)    (82,439)
  Accumulated other comprehensive income (loss).............      (251)          6
                                                              --------    --------
     Total stockholders' equity.............................    54,209      57,727
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $ 76,935    $130,246
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1999          2000
                                                          -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AND SHARE AMOUNTS)
Net revenues
  Third-party customers.................................  $    14,236   $    27,328   $    62,673
  NYSERNet.org, Inc. customers and services.............        8,327        10,317        13,615
                                                          -----------   -----------   -----------
     Total net revenues.................................       22,563        37,645        76,288
                                                          -----------   -----------   -----------
Costs and expenses
  Cost of revenues......................................       13,316        24,988        53,166
  Sales and marketing...................................        6,400        14,124        27,185
  General and administrative............................        6,349        10,180        22,408
  Research and development..............................          243           321         2,296
  Depreciation..........................................        1,672         3,403        10,359
  Amortization..........................................                                   11,711
  Other (income) expenses...............................          900                        (253)
                                                          -----------   -----------   -----------
     Total costs and expenses...........................       28,880        53,016       126,872
                                                          -----------   -----------   -----------
     Loss from operations...............................       (6,317)      (15,371)      (50,584)
Interest income.........................................          (42)       (1,938)       (1,344)
Interest expense........................................          608           561         3,393
                                                          -----------   -----------   -----------
     NET LOSS...........................................       (6,883)      (13,994)      (52,633)
Preferred stock dividends...............................          210            73
                                                          -----------   -----------   -----------
Net loss attributable to common stockholders............  $    (7,093)  $   (14,067)  $   (52,633)
                                                          ===========   ===========   ===========
Basic and diluted loss per common share.................  $      (.56)  $      (.72)  $     (2.17)
                                                          ===========   ===========   ===========
Shares used in computing basic and diluted loss per
  share.................................................   12,665,940    19,491,711    24,280,074
                                                          ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                   YEARS ENDED DECEMBER 31, 1998, 1999, 2000

                                                           NONVOTING COMMON
                                        COMMON STOCK             STOCK         ADDITIONAL
                                     -------------------   -----------------    PAID-IN     ACCUMULATED
                                       SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL       DEFICIT
                                     ----------   ------   --------   ------   ----------   -----------
                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, JANUARY 1, 1998...........   9,810,000    $ 13                         $      8     $ (8,646)
Issuance of common stock, net of
  issuance costs of $81............   1,725,000       2                            4,983
Issuance of common stock pursuant
  to exercise of stock options.....   3,504,488       5      54,848                  264
Compensation expense related to
  stock option plan................                                                  117
Conversion of stock appreciation
  rights to nonstatutory stock
  options..........................                                                1,340
Effect of stock splits.............                 130                $ 1          (131)
Preferred stock dividends..........                                                              (210)
Net loss...........................                                                            (6,883)
                                     ----------    ----    --------    ---      --------     --------
Comprehensive loss.................
BALANCE, DECEMBER 31, 1998.........  15,039,488    $150      54,848    $ 1      $  6,581     $(15,739)
                                     ==========    ====    ========    ===      ========     ========
Issuance of common stock, net of
  issuance costs of $7,620.........   5,175,000      52                           75,180
Issuance of common stock pursuant
  to exercise of stock options.....   1,049,193      11      66,625                  616
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan.............................      28,208                                      304
Compensation expense related to
  stock option plan................                                                1,371
Conversion of nonvoting common
  stock to voting common stock.....     121,473       1    (121,473)    (1)
Preferred stock dividends..........                                                               (73)
Unrealized gain (loss) on
  marketable securities............
Net loss...........................                                                           (13,994)
                                     ----------    ----    --------    ---      --------     --------
Comprehensive loss.................
BALANCE, DECEMBER 31, 1999.........  21,413,362    $214                $        $ 84,052     $(29,806)
                                     ==========    ====    ========    ===      ========     ========
Issuance of common stock for
  acquisitions.....................   3,828,471      38                           48,327
Issuance of common stock pursuant
  to exercise of stock options.....     515,441       5                            1,004
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan.............................     229,673       3                            1,189
Compensation expense related to
  stock option plan................                                                1,236
Discount on convertible
  debenture........................                                                4,092
Unrealized gain (loss) on
  marketable securities............
Net loss...........................                                                           (52,633)
                                     ----------    ----    --------    ---      --------     --------
Comprehensive loss.................
BALANCE, DECEMBER 31, 2000.........  25,986,947    $260                $        $139,900     $(82,439)
                                     ==========    ====    ========    ===      ========     ========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE             COMPREHENSIVE
                                     INCOME (LOSS)    TOTAL    INCOME (LOSS)
                                     -------------   -------   -------------
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, JANUARY 1, 1998...........                  $(8,625)
Issuance of common stock, net of
  issuance costs of $81............                    4,985
Issuance of common stock pursuant
  to exercise of stock options.....                      269
Compensation expense related to
  stock option plan................                      117
Conversion of stock appreciation
  rights to nonstatutory stock
  options..........................                    1,340
Effect of stock splits.............
Preferred stock dividends..........                     (210)
Net loss...........................                   (6,883)    $ (6,883)
                                                     -------     --------
Comprehensive loss.................                              $ (6,883)
                                                                 ========
BALANCE, DECEMBER 31, 1998.........                  $(9,007)
                                                     =======
Issuance of common stock, net of
  issuance costs of $7,620.........                   75,232
Issuance of common stock pursuant
  to exercise of stock options.....                      627
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan.............................                      304
Compensation expense related to
  stock option plan................                    1,371
Conversion of nonvoting common
  stock to voting common stock.....
Preferred stock dividends..........                      (73)
Unrealized gain (loss) on
  marketable securities............      $(251)         (251)        (251)
Net loss...........................                  (13,994)     (13,994)
                                         -----       -------     --------
Comprehensive loss.................                              $(14,245)
                                                                 ========
BALANCE, DECEMBER 31, 1999.........      $(251)      $54,209
                                         =====       =======
Issuance of common stock for
  acquisitions.....................                   48,365
Issuance of common stock pursuant
  to exercise of stock options.....                    1,009
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan.............................                    1,192
Compensation expense related to
  stock option plan................                    1,236
Discount on convertible
  debenture........................                    4,092
Unrealized gain (loss) on
  marketable securities............        257           257          257
Net loss...........................                  (52,633)     (52,633)
                                         -----       -------     --------
Comprehensive loss.................                              $(52,376)
                                                                 ========
BALANCE, DECEMBER 31, 2000.........      $   6       $57,727
                                         =====       =======

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities
  Net loss..................................................  $(6,883)  $(13,994)  $(52,633)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation............................................    1,672      3,403     10,359
    Amortization of goodwill................................                         11,711
    Amortization of debt discount...........................                            950
    Provision for bad debts.................................       60         90        737
    Payment of interest expense to NYSERNet.net, Inc........      211       (270)
    Loss on sale of property and equipment..................       21          3          5
    Realized loss on sale of marketable securities..........                  26         12
    Loss (gain) from assets not usable in operations........      900                  (170)
    Conversion of stock appreciation rights to nonstatutory
     stock options..........................................    1,340
    Compensation expense related to stock option plans......      117      1,371      1,236
    Changes in assets and liabilities, net of acquisitions
      Accounts receivable and costs in excess of billings...   (2,433)    (3,220)    (6,640)
      Due to (from) related parties.........................      450       (909)    (1,377)
      Prepaid expenses, other current assets and other
       assets...............................................      (68)    (3,074)     1,056
      Accounts payable......................................      142      2,876       (558)
      Accrued payroll, expenses and other liabilities.......      826      3,957     (3,425)
      Deferred revenue......................................      941        627        536
                                                              -------   --------   --------
        Net cash used in operating activities...............   (2,704)    (9,114)   (38,201)
                                                              -------   --------   --------
Cash flows from investing activities
  Purchases of property and equipment.......................   (2,480)   (11,643)   (16,778)
  Issuance of notes receivable..............................     (309)
  Purchase of marketable securities.........................             (80,724)   (28,659)
  Proceeds from sales of marketable securities..............              47,720     57,533
  Investment in certain businesses, net of cash acquired....              (5,000)   (14,254)
  Payments received on notes receivable.....................        2        299          5
  Proceeds from sale of property and equipment..............        8          8         16
                                                              -------   --------   --------
        Net cash used in investing activities...............   (2,779)   (49,340)    (2,137)
                                                              -------   --------   --------
Cash flows from financing activities
  Issuance of common stock, net of issuance costs...........    5,254     76,163      3,916
  Issuance of convertible debentures........................                         30,750
  Convertible debenture issue costs.........................                         (1,010)
  Payment of preferred stock dividends......................                (493)
  Redemption of preferred stock.............................              (1,500)
  Proceeds (payments) of borrowings from NYSERNet.net, Inc.,
    net.....................................................      301     (2,687)
  Proceeds from (payments of) line of credit borrowings,
    net.....................................................    1,286         70       (538)
  Principal payments on long-term debt and capital leases...     (350)    (1,072)    (5,628)
  Proceeds received from long-term debt.....................    1,025      1,021      4,118
  Security deposit on equipment financing...................     (382)                 (371)
                                                              -------   --------   --------
        Net cash provided by financing activities...........    7,134     71,502     31,237
                                                              -------   --------   --------
        NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS.........................................    1,651     13,048     (9,101)
Cash and cash equivalents, beginning of year................      135      1,786     14,834
                                                              -------   --------   --------
Cash and cash equivalents, end of year......................  $ 1,786   $ 14,834   $  5,733
                                                              =======   ========   ========
Supplemental disclosures of cash flow information
  Cash paid during the period for Interest..................  $   396   $    831   $  2,643
Noncash investing and financing transactions
  Fixed asset acquisitions financed through capitalized
    lease obligations.......................................               1,448      7,693
  Dividends payable.........................................      210
  Investment in businesses
    Fair value of assets acquired, net of cash acquired.....                         83,165
    Liabilities assumed.....................................                         10,546
    Issuance of common stock for investment in businesses...                         48,365
    Issuance of temporary equity for investment in
     businesses.............................................                         10,000

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

NOTE A -- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     AppliedTheory Corporation (formerly AppliedTheory Communications, Inc.) was incorporated in the State of New York in November 1995 as a wholly-owned subsidiary of NYSERNet.net, Inc. ("NET"), a not-for profit corporation. For purposes of these financial statements and notes thereto, AppliedTheory Corporation and AppliedTheory Communications, Inc. are used interchangeably and referred to as the "Company" (Note L). NET is also the sole member of NYSERNet.org, Inc. ("ORG"), a not-for-profit corporation (in effect, ORG is a wholly-owned subsidiary of NET). As a result of certain transactions completed during 1998 (the exercise of 3,559,335 stock options, the private placement of 1,725,000 shares and NET's direct sale of 4,875,000 shares it owned in AppliedTheory), NET's ownership percentage declined to less than 50% (Note L).

     In conjunction with the Company's initial public offering ("IPO") in April 1999, AppliedTheory Communications, Inc. reorganized as a Delaware corporation. On January 28, 1999, the Company established its wholly owned subsidiary, AppliedTheory Corporation. The Company merged into AppliedTheory Corporation, which is the surviving entity.

     The Company is a provider of Internet Business Solutions by offering a full suite of e-Business, hosting, connectivity and security products to give customers a single source for all their Internet needs.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (See Note C). All significant intercompany transactions have been eliminated in consolidation.

     The Company has experienced recurring net losses applicable to common stockholders of $7.1 million, $14.1 million and $52.6 million during the years ended December 31, 1998, 1999, and 2000, respectively. Additionally, the Company has had negative cash flows from operations for the years ending December 31, 1998, 1999, and 2000.

     In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company under current market conditions. We have completed the consolidation of duplicate network operations facilities and are continuing ongoing initiatives to reduce non-essential personnel and controllable costs such as travel and capital expenditures. In addition the Company is pursuing various financing arrangements to allow the execution of our business plan. Management believes that implementation of these initiatives will provide sufficient cash flow for the next twelve months.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the Company's significant accounting policies.

  1. Revenue Recognition

     Revenue from Internet connectivity and Web hosting services is recognized ratably over the period of the agreement as services are provided. Internet connectivity agreements range from one to five years and contain automatic renewal clauses. Web hosting agreements are typically for periods of one year and automatically renew.

     Revenue from Internet solutions represents professional services that are recognized on a time-and-materials basis as the services are performed or under the percentage of completion method for revenue relating to fixed-price contracts. Revenue and profits on long-term Internet solutions contracts, performed over extended periods of time, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars. Revenues and profits on long-term contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

  2. Deferred Revenue

     At December 31, 1999 and 2000, deferred revenue consists of $2,476,000 and $4,049,000, respectively, in billings in advance of services not yet provided on Internet connectivity and Web hosting agreements. At December 31, 2000 deferred revenue includes $221,000 in billings in excess of costs on Internet solutions contracts.

  3. Research and Development

     The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense.

  4. Advertising

     Advertising costs, charged to operations when incurred, were approximately $1,363,000, $1,337,000 and $410,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  5. Income Taxes

     The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be realizable.

  6. Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, warrants and convertible securities. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation of basic and diluted loss per share for each of the periods presented. Potential common shares that were excluded from the computation of diluted loss per share consisted of stock options, stock appreciation rights, warrants and convertible securities outstanding of 3,998,333; 3,348,837; and 7,290,766 for the years ended December 31, 1998, 1999 and 2000, respectively.

  7. Comprehensive Income

     The Company records comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 requires gains and losses in investments in available for sale marketable securities to be included in accumulated other comprehensive income. The components of comprehensive income and the effect on earnings for the years ended December 31, 1998, 1999, and 2000 are detailed in the Company's accompanying consolidated statement of stockholders' equity and comprehensive income (loss).

  8. Cash and Cash Equivalents

     The Company considers all highly liquid investments, which principally consist of money market funds and time deposits, with an original maturity of three months or less at the date of acquisition to be cash equivalents. At December 31, 2000, approximately $728,000 of cash and cash equivalents were restricted under contractual agreements and governmental regulations.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

  9. Marketable Securities

     Investments classified as marketable securities represent fixed maturity instruments (corporate bonds and notes) which are reported at their fair values. Unrealized gains and losses on these securities, net of related tax effects, are included in stockholders' equity as a component of accumulated other comprehensive income or loss. The Company considers all marketable securities as available for sale. Investment income is recognized when earned. Realized gains and losses on sales and maturities of investments are determined on a specific identification basis. The amortization of premiums and accretion of discounts are computed on the straight-line basis. Fair values are based on quoted market prices.

  10. Property and Equipment

     Property, equipment and leasehold improvements are recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the term of the lease or the service lives of the improvements, whichever is shorter.

     Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Depreciation of capitalized leased assets is recorded on the straight-line method over the shorter of the term of the lease or the estimated useful life.

  11. Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization of $11,707,000 at December 31, 2000. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally five years.

  12. Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

     The Company evaluates its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  13. Lease and Contractual Commitments

     The Company recognizes expense under operating leases and contractual agreements on a straight-line basis over the terms of the lease or agreement. The difference between the amounts computed on a straight-line basis and the amounts paid or payable is included in accrued expenses and other liabilities.

  14. Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable and marketable securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise the Company's customer base. The Company's revenues from ORG customers and services to ORG accounted for approximately 37%, 27% and 18% of total net revenues for the years ended December 31, 1998, 1999 and 2000, respectively (Note M). One third-party customer accounted for 28%, 39% and 28% of total net revenues for the years ended December 31, 1998, 1999 and 2000, respectively. Accounts receivable at

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

December 31, 1999 and 2000 include approximately $3,584,000 and $4,726,000, respectively from this third party customer.

  15. Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses and equipment financing approximate fair value because of the short maturity of these items. The carrying amounts for short-term borrowings approximate fair value because the applicable interest rates are variable based on market indices.

     The fair value of the debt and capital lease obligations is estimated based on quoted market prices of the same or similar issues or the current rates offered to the Company for debt with the same or similar remaining maturities and terms.

  16. Segment and Related Information

     The Company operates as one business segment, as a provider of Internet business solutions, and follows the requirements of Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information."

     The Company had revenues from its major service offerings as follows:

                                                         1998       1999       2000
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
NET REVENUES
  Web hosting.........................................  $ 1,546    $ 3,201    $11,963
  Internet solutions..................................    5,940     14,871     32,733
  Internet connectivity...............................   15,077     19,573     31,592
                                                        -------    -------    -------
                                                        $22,563    $37,645    $76,288
                                                        =======    =======    =======

  17. Use of Estimates

     In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  18. Effects of Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The adoption of this statement will have no effect on the results of operations or the financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company's policies on revenue recognition are consistent with SAB 101.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

  19. Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE C -- ACQUISITIONS

  CRL Network Services, Inc.

     On January 5, 2000, the Company acquired all of the capital stock of CRL Network Services, Inc. ("CRL") for $9,939,000 in cash and up to approximately 2,022,287 shares of common stock of the Company, valued at $19.16 per share. CRL provides high speed Internet access and data networking solutions across the United States.

     Under escrow provisions of the merger agreement, the Company has placed in escrow 285,507 shares of its common stock, issuable to CRL's former owners to cover various contingencies as defined in the merger agreement. Such amounts will be recorded as additional cost of the acquired company when the number of shares to be issued, if any, becomes determinable beyond a reasonable doubt. At December 31, 2000, no shares have been issued since the outcome of the contingencies were not determinable.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. The Company recorded $1.1 million in accrued liabilities for planned terminations of certain network and facility-related contracts and severance for certain employees. Such terminations and severance are expected to occur by June 2001 and no amounts have been charged against these liabilities as of December 31, 2000. In preparing the purchase price allocation, the Company identified no acquired intangible assets, and therefore, the balance of the purchase price of approximately $46.1 million was recorded as goodwill and is being amortized over 5 years. The acquisition was financed using a portion of the net proceeds of the Company's IPO.

     In connection with the acquisition of CRL the Company entered into a put option agreement requiring the Company, at the option of the holders, to repurchase a total of up to 625,000 shares of AppliedTheory common stock in two equal installments, not to exceed $10,000,000, on the first and second anniversary of the acquisition. In the event that the average closing price for AppliedTheory common stock as reported on the Nasdaq National Market for any period of at least 30 consecutive days beginning 180 days after the closing of the merger shall exceed $20.00 and $24.00, the first and second put option, respectively, will terminate. The Company has classified the redemption price of $10,000,000 as temporary equity. No amounts have been paid as of or subsequent to December 31, 2000 (See Note J).

  The Cordada Group, Inc.

     On May 23, 2000, the Company acquired all of the capital stock of The Cordada Group, Inc. ("Cordada") for approximately 758,219 shares of common stock of the Company, valued at $20.44 per share. Cordada provides Internet solutions to businesses ranging from start-ups to Global 500 companies.

     Under escrow provisions of the Merger Agreement, the Company has placed in escrow 160,000 shares of its common stock issuable to Cordada's former owners to cover various contingencies as defined in the merger agreement. Such amounts will be recorded as additional cost of the acquired company when the issuance of shares, if any, becomes determinable beyond a reasonable doubt. At December 31, 2000, no shares have been issued since the outcome of the contingencies were not determinable.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. In preparing the purchase price allocation, the Company identified no acquired intangible assets, and therefore, the balance of the purchase price of approximately $13.1 million was recorded as goodwill and is being amortized over 5 years. Acquisition costs were financed using a portion of the net proceeds of the Company's IPO.

  Team Tech International, Inc.

     On July 1, 2000, the Company acquired all of the capital stock of Team Tech International, Inc. ("Team Tech") for approximately 444,489 shares of common stock of the Company, valued at $16.94 per share. On December 31, 2000, 366,583 additional shares of common stock were issued when the performance incentive calculation included in the merger agreement was finalized. Team Tech provides Web consulting and Internet solutions to commercial clients and government agencies worldwide.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. In preparing the purchase price allocation, the Company identified no acquired intangible assets, and therefore, the balance of the purchase price of approximately $8.7 million was recorded as goodwill and is being amortized over 5 years.

     The consolidated financial statements reflect the preliminary allocation of the purchase prices of the acquisitions and are subject to revision upon final settlement of all purchase price adjustments relating to certain contingencies.

     The following represents the unaudited pro forma results of operations of the Company for 1999 and 2000 as if the acquisitions during 2000 were consummated on January 1, 1999. The unaudited pro forma results of operations include certain pro forma adjustments, including amortization of goodwill relating to the acquisitions. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 1999 or the results that may occur in the future.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                         ------------------------
                                                            1999          2000
                                                         ----------    ----------
                                                         (IN THOUSANDS EXCEPT PER
                                                               SHARE DATA)
Net revenues...........................................   $ 61,667      $ 81,957
Net loss...............................................    (29,393)      (55,128)
Basic and diluted net loss per share...................      (1.20)        (2.21)

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

NOTE D -- MARKETABLE SECURITIES

     Marketable securities include available-for-sale securities carried on the balance sheet at fair value and consist of the following:

                                                      AMORTIZED     FAIR      UNREALIZED
                                                        COST        VALUE     GAIN (LOSS)
                                                      ---------    -------    -----------
                                                                (IN THOUSANDS)
DECEMBER 31, 1999:
Debt securities with maturities:
  Less than one year................................   $31,096     $30,875       $(221)
  Due in 1-2 years..................................     1,882       1,852         (30)
                                                       -------     -------       -----
                                                       $32,978     $32,727       $(251)
                                                       =======     =======       =====
DECEMBER 31, 2000:
Debt securities with maturities:
  Less than one year................................   $ 4,092     $ 4,098       $   6
                                                       =======     =======       =====

NOTE E -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                               1999        2000
                                                              -------    --------
                                                                  (THOUSANDS)
Computer equipment..........................................  $14,168    $ 28,094
Office furniture and equipment..............................    1,080       2,004
Equipment under capital leases..............................    2,000       9,423
Leasehold improvements......................................    2,634       7,343
                                                              -------    --------
                                                               19,882      46,864
Less accumulated depreciation and amortization..............   (6,001)    (16,232)
                                                              -------    --------
                                                              $13,881    $ 30,632
                                                              =======    ========

     The accumulated depreciation associated with equipment under capital leases was $676,000 and $3,150,000 in 1999 and 2000, respectively.

     On December 21, 1998, the Company adopted a plan, which was approved by its Board of Directors, to close a leased facility, which principally is used as a Web hosting data center. The facility has experienced operational difficulties which limited its usability as a Web hosting site and its ability to generate sufficient revenues. In connection with the plan of abandonment, the Company recorded a $900,000 charge to other expense for the year ended December 31, 1998 consisting of (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000 in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and
(ii) a $414,000 accrued liability, included in accrued expenses at December 31, 1999, relating to equipment leases and facility operating leases, (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively, in accordance with the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This accrued liability provides for only those costs subsequent to exiting the facility and costs prior thereto will be recognized during the period they are incurred.

     During November 2000, management completed a significant portion of the exit plan. During fiscal year ending December 31, 2000, costs of $202,000 were charged against the aforementioned accrued liability and are included in other income (expense).

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

NOTE F -- INVESTMENT IN PLANNING TECHNOLOGIES, INC.

     On June 22, 1999, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Planning Technologies, Inc. ("PTI"), a Georgia corporation, which provides consulting and network engineering services, along with Grumman Hill Investments III, L.P., ("Grumman Hill") (see Note M) and certain shareholders of PTI. Pursuant to the Stock Purchase Agreement, the Company acquired approximately 10% of the capital stock of PTI on a fully diluted basis, as defined in the Stock Purchase Agreement, for $5 million. At December 31, 1999, the Company's 10% ownership interest in PTI was represented by 2,976,190 shares of PTI's Convertible Preferred Stock.

     On April 4, 2000, the Company converted the 2,976,190 shares of PTI's Convertible Preferred Stock into common shares and received 1,816,173 additional shares of common stock in exchange for the termination of the Stock Purchase Agreement. This increased the Company's ownership percentage to 16% of PTI's common stock on a fully diluted basis. The Company also invested an additional $250,000 in PTI in connection with the reorganization of PTI in exchange for 564,498 shares of common stock. After the reorganization the Company owns approximately 8.5% of PTI's outstanding common stock. The Company accounts for the investment under the cost method (See Note P).

     For each of the years ended December 31, 1999 and 2000, the Company paid PTI approximately $26,000 in network operation related consulting fees.

NOTE G -- CONVERTIBLE DEBENTURES

     On June 5, 2000 the Company entered into a purchase agreement (the "Purchase Agreement") with seven institutional investors (the "Investors") and issued $30 million in 5% convertible debt financing (the "Debentures"). On January 9, 2001, the Company amended the agreements with the Investors whereby the Company and the Investors modified certain significant components of the June 5, 2000 purchase agreement and the registration rights agreement. The amended and restated agreement (the "Amended Agreement") eliminated the Investors option to purchase up to $10 million of the Company's common stock. It also eliminated the Company's option to require the Investors to purchase an additional $10 million of the Company's common stock. Under related agreements with these Investors, the Company can also receive up to an additional $13 million over the next five years from the exercise of warrants for the purchase and sale of the Company's common stock. The maximum investment by the Investors in the Company under the amended agreements is an aggregate of $43 million.

     The Debentures earn interest at 5% per annum payable semi-annually in June and December and mature on June 5, 2003. At the Company's option, interest can be added to principal or paid. On December 5, 2000, accrued interest of $750,000 was added to the principal of the Debentures. Principal and interest accrued on the Debentures are convertible into common stock at the option of the holder. These Debentures are presently convertible into 1,797,483 shares of common stock at a conversion price of $16.69 per share at any time until maturity. On June 5, 2001 and at six month intervals thereafter, ending June 5, 2003, the conversion price will reset downward if the average trading price during a period defined in the Debentures is less than the Company's stock price during the period when the initial conversion price was set. The Company may require the Investors to convert the convertible debentures into common stock if the volume weighted average price of the common stock exceeds $33.38 on each of 60 consecutive trading days.

     During each calendar month, in addition to its other conversion rights, under the Amended Agreement the Investors may now convert up to a total of $15 million of convertible debentures in installments equal to the greater of $3 million or 20% of the aggregate dollar sale volume of the Company's common stock for the 21 trading days preceding an investor's delivery of a notice to convert. The conversion price for a monthly conversion will be based on the volume weighted average price of the Company's common stock during the 4 consecutive 5 trading day periods during the 20 trading days beginning 3 days after the investor's delivery of a

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES conversion notice. In the event a conversion notice is given, the Company has the right to redeem the debentures sought to be converted. The Investors can also convert an additional 50% of the amount submitted on each conversion notice if certain criteria are met. Due to these conversion rights, $13,804,000 of the convertible debentures are included in current liabilities at December 31, 2000.

     The Company now has the right to redeem up to $15,000,000 of the 5% convertible debentures, with such amount declining $1.00 for each $3.00 of convertible debentures the Investors elect to convert as described in the preceding paragraph. If the Company elects to so redeem any of the 5% convertible debentures, the Investors can convert such 5% convertible debentures into common stock at the volume weighted average price of the common stock for the 5 trading days preceding their receipt of the Company's redemption notice.

     The Amended Agreement now contains certain restrictions on the Company's ability to redeem common shares pursuant to a certain put option agreement until (See Note C) July 11, 2002, unless certain liquidity criteria are satisfied.

     The Investors also received detachable warrants to purchase up to $13,000,000 of the Company's common stock under the amended agreements. The warrants as amended are presently exercisable to purchase up to 2,166,667 shares of AppliedTheory for $6.00 per share and expire on June 5, 2005. The warrants exercise price will reset upon the issuance of securities at a per share price below the warrants exercise price or the occurrence of certain other events.

     Based on an independent valuation of the Debentures and related warrants and options the Company recorded a $4.0 million debt discount and corresponding increase in additional paid in capital representing the allocation of proceeds to the detachable warrants and Investor's call option. The carrying value of the Debentures is being accreted to the face value of $30 million using the interest method over the life of the Debentures. The accretion was $758,333 for the year ended December 31, 2000. The beneficial conversion features of the Debentures resulted in a total non-cash interest charge of $192,000 over the two month period prior to August 2, 2000 when the Debentures became convertible.

NOTE H -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Line of credit..............................................  $ 5,500    $ 6,187
Equipment financing.........................................    1,408      3,219
Capital lease obligations, net of imputed interest..........    1,090      7,330
                                                              -------    -------
                                                                7,998     16,736
Less current portion........................................   (1,215)    (5,081)
                                                              -------    -------
                                                              $ 6,783    $11,655
                                                              =======    =======

  Lines of Credit

     On January 20, 1998, the Company entered into a credit agreement with a bank for an aggregate amount of $7,500,000. Interest is charged and payable on a monthly basis as determined by the Company, either on the LIBOR plus 40 basis points or a prime rate basis less 200 basis points (7.5% at December 31, 2000). The credit facility is collateralized by a maximum of $5,500,000 of cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NET. On January 20, 2001, the bank extended the line of credit agreement for an additional year to January 19, 2002 at similar terms and conditions.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     In accordance with the terms of the credit agreement, the bank issued standby letters of credit in the Company's name for $1,450,000, expiring January 19, 2002, pursuant to the amended agreement, collateralizing the Company's obligation to third parties for real property leases. The Company's available credit under its line of credit agreement is effectively reduced by the outstanding amount of these letters of credit.

     As a result of the acquisition of Team Tech International, Inc., the Company acquired a credit agreement with a bank for $750,000, which expires on March 9, 2001. Interest is charged and payable on a monthly basis at the bank's prime rate (9.5% at December 31, 2000). The credit facility is collateralized by Team Tech's accounts receivable and general intangibles.

     At December 31, 2000, the Company had $6,187,000, outstanding under these lines of credit and, as a result of certain restrictions, had no availability as of December 31, 2000. The average interest rate on outstanding borrowings was 5.7% and 7.7% at December 31, 1999 and 2000, respectively.

  Borrowings From NYSERNet.net, Inc.

     The Company had an unsecured borrowing facility with NET, which provides for borrowings to a maximum amount of $6,187,000, less any preferred stock issued to NET (Note K), for working capital requirements. The Company had no outstanding principal borrowings under this facility at December 31, 1999 and 2000. By agreement this facility was terminated on January 19, 2001.

  Equipment Financing

     The Company has entered into various equipment financing agreements with secured lenders. Borrowings under these agreements are repayable in monthly installments with interest at fixed rates ranging from 10.3% to 13.5% through June 2003. In connection with these equipment financings, the Company was required to place on deposit $753,000 as additional collateral. The security deposits are included in "Other assets" at December 31, 1999 and 2000 and earn interest at a rate of approximately 5.0% per annum. One half of the security deposit is refundable on September 1, 2001 and the remaining balance will be used for monthly lease payments commencing May 1, 2002.

  Capital Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2005, with implicit interest rates ranging from 10.0% to 16.6%. In connection with the financing in 2000, the Company was required to maintain a cash deposit of $540,000 as additional collateral. This deposit comprises a portion of the restricted cash balance at December 31, 2000.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     The following is a summary of future minimum lease payments under capital leases and the aggregate annual maturities of long-term debt including lines of credit, convertible debentures, (See Note G), and equipment financing as of December 31, 2000:

YEAR ENDING DECEMBER 31,                           CAPITAL LEASES    OTHER DEBT     TOTAL
------------------------                           --------------    ----------    -------
                                                               (IN THOUSANDS)
2001.............................................     $ 4,065         $14,820      $18,885
2002.............................................       3,470           7,148       10,618
2003.............................................         930          13,876       14,806
2004.............................................          13              13           26
2005.............................................           9              --            9
                                                      -------         -------      -------
Total minimum lease payments.....................       8,487         $35,857      $44,344
                                                                      =======      =======
Less amounts representing interest...............      (1,157)
                                                      -------
Present value of minimum lease obligation........     $ 7,330
                                                      =======

NOTE I -- ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      2000
                                                             ------    ------
                                                              (IN THOUSANDS)
Network costs..............................................  $2,511    $2,863
Lease and contractual commitments..........................   1,035       441
Other......................................................   1,248     1,081
                                                             ------    ------
                                                             $4,794    $4,385
                                                             ======    ======
Other liabilities consisted of the following:
  Lease and contractual commitments........................  $  421    $  404
                                                             ======    ======

NOTE J -- COMMITMENTS AND CONTINGENCIES

  1. Telecommunications

     The Company is committed to minimum annual and cumulative purchase commitments in the aggregate amount of $32,750,000 to certain telecommunications vendors for various products and services. The minimum annual purchase commitments are as follows: $5.0 million, $5.5 million, $5.0 million, $5.5 million and $4.0 million in the fiscal years 2001 through 2005, respectively. The Company anticipates meeting the aggregate minimum cumulative purchase commitments over the remaining term; however, there can be no assurance that such minimums will be met.

     The Company has also entered into contracts expiring at various times through the year 2005 with various communications vendors to provide services consisting of aggregating, routing and transporting data communications over the Company's network. Such contracts contain no minimum annual dollar purchase commitments.

     The Company had purchase commitments at December 31, 2000 totaling approximately $1,681,000 for various network equipment.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

  2. Facilities and Equipment Leases

     The Company leases office facilities, web hosting centers and certain equipment with expiration dates through November 2009. Certain operating leases for the office facilities include rent holidays and scheduled base rent increases over the term of the lease. The total amount of base rent is being charged to expense by the straight-line method over the terms of the lease.

     Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,
------------------------                                      (IN THOUSANDS)
2001........................................................     $ 6,130
2002........................................................       4,093
2003........................................................       3,142
2004........................................................       3,139
2005........................................................       2,721
Thereafter..................................................       6,184
                                                                 -------
                                                                 $25,409
                                                                 =======

     Total rent expense for operating leases amounted to $898,000, $1,736,000 and $5,100,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  3. Employment Agreements

     The Board of Directors has provided for severance payments upon termination of employment or change in control, as defined, for certain executive officers of the Company. Under this provision, the maximum aggregate commitment at December 31, 2000, excluding benefits, was approximately $3.8 million.

  4. Litigation Matters

     In June 2000, the Company was notified by the U.S. Attorney for the Western District of New York that a relator had filed a qui tam action under seal against the Company and Net. The complaint alleged that the National Science Foundation was fraudulently induced to provide a grant of $2.45 million to Net, a portion of which was paid by Net to the Company for services rendered. The complaint seeks treble damages related to the alleged overpayment for services provided by the Company to Net, as well as certain other penalties and forfeitures under the False Claims Act. On January 19, 2001, the Company received a redacted copy of the amended complaint in this action. In addition to the original allegations, this amended complaint alleged that Net and the Company failed to disclose the transfer of alleged program income in violation of the False Claims Act. Furthermore, the amended complaint alleged that the Company conspired with Net to engage in the fraudulent conduct described above and seeks unspecified millions of dollars in treble damages as a result. Although the Department of Justice has not yet determined whether or not it will join in this action, the Company believes that these allegations are without merit and intends to contest them.

     On December 13, 2000, James G. Couch filed a complaint in New York state court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000 pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract which the Company seeks compensatory and punitive damages. In addition, the Company plans to pursue claims under the escrow agreement against Mr. Couch. This litigation is in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made.

     The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of the matters above or other claims will not have a material adverse effect on the financial condition or results of operations of the Company.

  5. Sales and Use Tax Audit

     The Company is a party to tax examinations by state agencies. The Company intends to defend any assessments that may ultimately result from such examinations. Management believes that any liability that may result from these examinations will not a material adverse effect on the financial condition or results of operations of the Company.

NOTE K -- REDEEMABLE PREFERRED STOCK

     Effective January 1, 1997, the Company issued 15,000 shares of redeemable preferred stock at $100 per share liquidation value to Net in satisfaction of a $1,500,000 advance. Holders of shares of the Company's redeemable preferred stock were entitled to receive payment for cumulative dividends at the annual rate of $14.00 per share (14%) beginning January 1, 1999, based upon a liquidation value of $100 per share, payable quarterly. On May 5, 1999, the Company paid $1,993,000 to fully redeem the preferred stock and accrued dividends in full with the proceeds from the IPO.

NOTE L -- STOCKHOLDERS' EQUITY (DEFICIT) AND STOCK OPTION PLANS

  Capitalization

     On January 29, 1999, the Company's Board of Directors authorized an increase in the number of common stock and preferred stock authorized to 90,000,000 and 1,000,000, respectively. Further all non-voting common shares are converted into voting common shares. On May 5, 1999, the Company completed its IPO. Through the IPO, 5,175,000 shares of the Company's common stock were issued for net proceeds of approximately $75.2 million after deduction of the underwriting discount, commissions and other offering costs.

  Private Placement

     On August 4, 1998, the Company completed a private placement of 1,725,000 shares of its voting common stock for proceeds of $4,985,719, net of issuance costs of $80,951. In connection with the private placement, NET sold a portion of its holdings in the Company. The stock purchase agreement also gives the investors the right of first refusal to purchase any equity securities of the Company at the same price, and on the same terms and conditions offered until such time that any class of the Company's equity securities is registered under the Securities Act. In addition, NET granted an irrevocable proxy to vote and to execute and deliver written consents or otherwise act with respect to 1,890,000 shares of its current holdings of 4,875,000

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES shares to the investors of the private placement. The proxy was granted to allow the investors to have voting power over a majority of the shares then outstanding that were entitled to vote at stockholders' meetings. The granting of the proxy was a condition to Broadwing Internet Services ("Broadwing"), formerly IXC Internet Services, Inc., and Grumman Hill's agreement to purchase shares from NET and the Company. The number of shares covered by the proxy will reduce by that number of shares of the Company's common stock which the investors acquire from the Company or from stockholders under option agreements between such stockholders and the investors during the period between September 4, 1999 and October 28, 2000. As of December 31, 2000, there are no shares outstanding under the proxy.

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

  Stock Option Plans

     The Company's 1996 Incentive Stock Option Plan has authorized the grant of options to key employees, directors, advisors and consultants for up to 12,000,000 shares of the Company's common stock with an exercise price of not less than the fair market value of the shares at the date of grant. All options granted have ten-year terms and vest over one to five years following the date of grant. The Board of Directors may exercise the right to accelerate the vesting provisions of the option grants upon the occurrence of certain conditions, as defined. This plan was frozen on January 1, 1999 and accordingly no options were granted under the plan after January 1, 1999.

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

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," method of determining compensation cost. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                           1998       1999       2000
                                                          -------    -------    -------
Risk-free interest rate.................................     4.80%      5.70%      6.15%
Volatility factor.......................................     .001        .80       1.20
Expected life of options................................  5 years    4 years    4 years

     Had the Company determined compensation cost for this plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common stockholders and pro forma basic and diluted loss per common share would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1998          1999           2000
                                                      ----------    -----------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net loss attributable to common
  stockholders......................................   $(7,288)      $(15,098)      $(58,126)
Pro forma basic and diluted loss per common share...   $  (.58)      $   (.77)      $  (2.39)

     A summary of the Company's stock option activity and related information under the plans for the years ended December 31, 1998, 1999 and 2000, follows:

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                    PRICE            EXERCISE
                                                OPTIONS           PER SHARE           PRICE
                                               ----------    --------------------    --------
BALANCE, JANUARY 1, 1998.....................   5,710,208    $  .06    -   $  .40     $  .12
  Granted....................................   2,211,773       .13    -     2.93       2.74
  Exercised..................................  (3,559,335)      .06    -      .40        .08
  Forfeited..................................    (364,313)      .06    -      .40        .29
                                               ----------    --------------------    --------
BALANCE, DECEMBER 31, 1998...................   3,998,333    $  .06    -   $ 2.93     $ 1.59
  Granted....................................     674,850     11.18    -    20.38      14.68
  Exercised..................................  (1,115,818)      .06    -     2.93        .57
  Forfeited..................................    (208,528)      .06    -    16.00       2.65
                                               ----------    --------------------    --------
BALANCE, DECEMBER 31, 1999...................   3,348,837    $  .06    -   $20.38     $ 4.50
  Granted....................................   2,392,381      1.16    -    35.75      12.92
  Exercised..................................    (528,821)      .06    -    16.00       1.91
  Forfeited..................................    (468,683)      .06    -    31.75      14.91
                                               ----------    --------------------    --------
BALANCE, DECEMBER 31, 2000...................   4,743,714    $  .06    -   $35.75     $ 7.96
                                               ==========    ====================    ========
Exercisable, December 31, 1998...............   1,760,858    $  .06    -   $ 2.93     $  .47
                                               ==========    ====================    ========
Exercisable, December 31, 1999...............   1,270,066    $  .06    -   $16.00     $ 1.54
                                               ==========    ====================    ========

     The weighted average fair values of options granted were $3.02, $9.24 and $10.86 for the years ended December 31, 1998, 1999 and 2000, respectively.

     Certain options were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock, resulting in aggregate total compensation of $5,059,000, of which a non-cash compensation expense of $117,000, $1,371,000 and $1,236,000 was recorded for the years ended December 31, 1998, 1999 and 2000, respectively, with the remaining charge of $2,335,000 at December 31, 2000 to be recognized over the remaining vesting period of approximately two years.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     Information, at date of issuance, regarding stock option grants during the years ended December 31, 1999 and 2000 are summarized as follows:

                                                                    WEIGHTED    WEIGHTED
                                                                    AVERAGE     AVERAGE
                                                                    EXERCISE      FAIR
                                                        SHARES       PRICE       VALUE
                                                       ---------    --------    --------
1999:
  Exercise price exceeds market price................    135,900     $16.00      $8.90
  Exercise price equals market price.................    278,450      14.89       9.28
  Exercise price is less than market price...........    260,500      13.70       9.36
2000:
  Exercise price exceeds market price................         --         --         --
  Exercise price equals market price.................  2,392,381      12.92      11.03
  Exercise price is less than market price...........         --         --         --

     The following table summarizes information about the shares outstanding and exercisable for options at December 31, 2000:

                                         OUTSTANDING               EXERCISABLE
                                   ------------------------   ----------------------
                                     WEIGHTED
                                      AVERAGE      WEIGHTED                 WEIGHTED
                                     REMAINING     AVERAGE                  AVERAGE
     RANGE OF          NUMBER       CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
  EXERCISE PRICES    OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE    PRICE
-------------------  -----------   -------------   --------   -----------   --------
$  .06    -     .06      42,908         6.0         $  .06        12,354     $  .06
   .13    -     .13     462,500         6.0            .13       462,500        .13
   .40    -     .40     206,662         6.5            .40        91,556        .40
  1.16    -    1.53      48,254         9.5           1.24        43,175       1.21
  2.13    -    3.06   1,422,612         7.9           2.90       616,793       2.92
  4.50    -    6.13     650,945         9.8           5.39        23,778       5.25
  7.06    -    9.52     528,774         9.6           8.21           202       9.38
 11.19    -   16.38     904,684         9.0          14.23       197,126      14.78
 16.81    -   24.81     200,075         9.2          19.75        10,375      19.34
 26.25    -   35.75     276,300         9.1          31.62             0
-------------------  -----------   -------------   --------   -----------
$  .06    -   35.75   4,743,714         8.4         $ 7.96     1,457,859     $ 3.56
===================  ===========   =============   ========   ===========   ========

  Common Stock Reserved

     At December 31, 2000, the Company reserved for issuance 15,824,064 shares of its common stock as follows: (a) 4,743,714 shares pursuant to the Company's stock option plans; (b) 1,992,119 shares issuable under the Employee Stock Purchase Plan; (c) 8,090,797 shares pursuant to the 5% convertible debentures and related warrants; and (d) 997,434 shares pursuant to the escrow agreements associated with the acquisitions during 2000.

  Stock Appreciation Rights

     During 1997, the Board of Directors authorized the issuance of 127,500 Stock Appreciation Rights ("SARs") to certain executives at an exercise price varying from $.133 to $.40. The SARs vest ratably over a four-year period or upon occurrence of certain events. At the option of the Company, the SARs can be converted into nonstatutory stock options at their exercise price. As the Company determined that the exercise

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES price exceeded the fair value of the underlying stock as of December 31, 1997, no compensation expense was recorded for the year then ended. The Company recognized $1,340,000 of compensation expense relating to SARs for the year ended December 31, 1998. In December 1998, pursuant to the original terms of the SARs, the Company converted the SARs into nonstatutory stock options, with the same terms and conditions as the SARs.

NOTE M -- RELATED PARTY TRANSACTIONS

  1. Transactions With NET and ORG

     The Company has a resale agreement with ORG to serve as ORG's provider for Internet services and network management solutions to ORG's customer base under contractual arrangements. ORG's customers consist of (i) unrelated customers for which ORG serves as a conduit to the sales transactions between the Company and these customers and (ii) member institutions of ORG. In addition, the Company provides services to ORG principally related to network operations and development. The Company's revenues from ORG's customer base and services to ORG for the following periods are:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998      1999       2000
                                                         ------    -------    -------
                                                                (IN THOUSANDS)
Unrelated customers....................................  $3,052    $ 3,000    $ 3,123
Member institutions....................................   4,477      4,885      5,883
Services to ORG........................................     798      2,432      4,609
                                                         ------    -------    -------
                                                         $8,327    $10,317    $13,615
                                                         ======    =======    =======

     The Company also has a resource sharing agreement with both NET and ORG. During each of the years ended December 31, 1998, 1999 and 2000, the Company charged NET approximately $100,000 and ORG approximately $300,000 in management fees.

  2. Other

     In 1998, two officers/stockholders of the Company borrowed a total of $294,000 under term note agreements. Interest was being accrued at a rate of 5.56%. Upon demand by the Company, the officers/ stockholders were required to pledge common stock of the Company as collateral on these borrowings. These term notes and accrued interest were repaid in full during 1999.

  3. Consulting and Service Agreements

     In October 1996, the Company entered into a consulting agreement with a director. Under this agreement, the director receives $5,000 per month in consulting fees. In addition, the director received 750,000 stock options in October 1996 with an exercise price of $.13 per share. The compensation charge pertaining to the stock options was nominal based on the fair value of the common stock at the date of grant. These stock options became fully exercisable in 1998 as a result of the August 4, 1998 private placement transaction described in Note L. On December 11, 2000, the Company terminated the consulting agreement with the former director. The Company incurred consulting fees of $60,000 for each of the years ended December 31, 1998, 1999 and 2000.

     During the years ended December 31, 1998, 1999 and 2000, the Company incurred $25,000, $90,000 and $120,000, respectively, in consulting fees to one of its principal stockholders.

     During 1999, the Company and Broadwing, a principal stockholder, signed a Joint Marketing and Services Agreement. Under the agreement, each party can resell the services of the other party. For the years

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES ended December 31, 1999 and 2000, the Company purchased network access services under contract from Broadwing totaling approximately $840,000 and $4,800,000, respectively.

NOTE N -- INCOME TAXES

     The Company generated losses for income tax purposes of approximately $4,800,000, $12,078,000 and $38,725,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

     Significant components of the Company's deferred tax assets are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1998        1999        2000
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Expenses not currently deductible...................  $   766    $    515    $  1,372
Net operating loss carryforwards....................    4,607       9,477      25,966
Amortization of intangible and fixed assets.........      471         556       1,652
Deferred compensation...............................                  447         446
                                                      -------    --------    --------
Total deferred tax assets...........................    5,844      10,995      29,436
Valuation allowance.................................   (5,844)    (10,995)    (29,436)
                                                      -------    --------    --------
                                                      $    --    $     --    $     --
                                                      =======    ========    ========

     A reconciliation between the Company's effective tax rate and the Federal income tax rate is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1999      2000
                                                              -----     -----     -----
Statutory Federal income tax rate...........................    34%       34%       34%
Valuation allowance on net operating loss and temporary
  differences...............................................   (33)%     (31)%     (29)%
Expenses not deductible for income tax purposes.............    (1)%      (3)%      (5)%
                                                               ---       ---       ---
Effective income tax rate...................................     0%        0%        0%
                                                               ===       ===       ===

     The Company has provided a net deferred tax asset valuation allowance for net deferred tax assets since realization of these benefits cannot be reasonably assured.

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $64,876,000 for income tax purposes. These net operating losses expire through year 2020. Utilization of the net operating loss arising prior to August 4, 1998 will be subject to an annual limitation due to the change in ownership on such date. Further limitations may occur in the event of significant changes in the Company's ownership. In addition, their use is limited to future earnings of the Company.

NOTE O -- RETIREMENT SAVINGS PLANS

     The Company has a defined contribution profit sharing plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. In addition to employee contributions, the Company matches a percentage of the employee's elective salary deferral into the plan. The total contributions made by the Company under the plan totaled approximately $373,000, $688,000 and $1,582,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

NOTE P -- SUBSEQUENT EVENTS

  1. Investment in Planning Technologies, Inc.

     On February 26, 2001, Planning Technologies, Inc. ("PTI") (Note F) merged with Red Hat, Inc., a publicly traded company on NASDAQ (RHAT). As a result of the merger, the Company converted 5,356,861 shares of PTI into 521,769 shares of Red Hat, Inc.

  2. Stock Purchase Agreement

     On February 23, 2001, the Company entered into a stock purchase agreement with Crescent International Ltd. ("Crescent"). The agreement allows the Company to sell to Crescent a maximum of $30,000,000 of the Company's common stock in exchange for cash. Under the agreement, Crescent may acquire up to 19.9% of the Company's outstanding stock without the approval of the Company's shareholders. However, the amount of shares that the Company can sell and the value at which those shares can be sold is contingent upon certain trading volume and share price parameters set forth in the agreement. As part of the agreement, Crescent received registration rights, a protective warrant and an incentive warrant. Upon the closing date of Crescent's first stock purchase Crescent will receive incentive warrants to purchase shares of common stock equal to $3,000,000 divided by the purchase price of the first sale. The incentive warrants have a strike price of 150% of the closing price of the first sale and expire five years from the signing of the agreement. The expiration date will be extended a day for every day the related registration statement is not effective. The exercise price will be adjusted for change in control transactions, stock splits or stock dividends to maintain Crescent's ownership interest in the Company. The agreement can terminate upon the occurrence of certain events and at any time upon 30 days written notice to Crescent.

  3. Vendor Financing

     Subsequent to December 31, 2000, the Company entered in agreements for a combined total of up to $13 million in vendor financing from two technology companies. One such agreement includes an aggregate lease amount up to $3 million payable over a 36 month term. The other agreement includes an aggregate lease amount of $5.6 up to a possible $10 million, depending of whether certain criteria are met, payable over a term ranging from 24 to 36 months.

  4. 1999 Stock Option Plan

     On January 18, 2001, the Board of Directors approved a resolution pending shareholder approval to register an additional 2 million shares of common stock under the 1999 Stock Option Plan (see Note L). The plan authorizes the grant of options to employees and directors for the Company's common stock with an exercise price of not less than the fair market value of the shares at the date of grant. This plan allows for the granting of incentive stock options qualified under Section 422 of the Internal Revenue Code and also non-qualified options.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of AppliedTheory Corporation

     In connection with our audit of the consolidated financial statements of AppliedTheory Corporation and its subsidiaries referred to in our report dated February 15, 2001, except for Note P as to which the date is February 26, 2001, we have also audited Schedule II for each of the three years in the period ended December 31, 2000 of AppliedTheory Corporation and its subsidiaries. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/     GRANT THORNTON LLP
                                          --------------------------------------

New York, New York
February 15, 2001, except for Note P as to which the date is February 26, 2001

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS --
                                                BALANCE AT     CHARGED TO                      BALANCE
                                                BEGINNING      COSTS AND      DEDUCTIONS/      AT END
                                                OF PERIOD       EXPENSES      (RECOVERIES)    OF PERIOD
                                                ----------    ------------    ------------    ---------
                                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Allowances for doubtful accounts..............       122             60            25             157
Deferred tax valuation allowance..............     3,590          2,254                         5,844

YEAR ENDED DECEMBER 31, 1999
Allowances for doubtful accounts..............       157             90            16             231
Deferred tax valuation allowance..............     5,844          5,151                        10,995

YEAR ENDED DECEMBER 31, 2000
Allowances for doubtful accounts..............       231            737           (63)          1,031
Deferred tax valuation allowance..............    10,995         18,441                        29,436

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference to our proxy statement, which will be filed with the SEC on or before April 30, 2001 in connection with our annual meeting of stockholders for the year 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to our proxy statement, which will be filed with the SEC on or before April 30, 2001 in connection with our annual meeting of stockholders for the year 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to our proxy statement, which will be filed with the SEC on or before April 30, 2001 in connection with our annual meeting of stockholders for the year 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to our proxy statement, which will be filed with the SEC on or before April 30, 2001 in connection with our annual meeting of stockholders for the year 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

1. Financial Statements

     The following financial statements of AppliedTheory Corporation and its subsidiaries and related notes, together with the report thereon of Grant Thornton LLP, the Company's independent auditors, are set forth herein as indicated below.

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
  Consolidated Balance Sheets -- December 31, 1999 and
     2000...................................................  F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1999 and 2000.......................  F-4
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) For the Years Ended
     December 31, 1998, 1999 and 2000.......................  F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1999 and 2000.......................  F-6
  Notes to Consolidated Financial Statements................  F-7
Report of Independent Certified Public Accountants on
  Schedule..................................................   38
  Schedule II -- Valuation and Qualifying Accounts..........   39

2. Financial statement schedules

     All financial statements schedules required to be filed in Part IV, Item 14(a) have been omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3. Exhibits

                                 EXHIBIT INDEX

     (a) Exhibits

     The following Exhibits are filed or incorporated by reference herein:

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
 2.01     Form of Agreement and Plan of Merger       Incorporated by reference from Form S-1
          between AppliedTheory Corporation and
          AppliedTheory Communications, Inc.
 2.1      Agreement and Plan of Merger, dated        Incorporated by reference from Exhibit
          December 3, 1999, by and among             2.1 of current report on Form 8-K filed
          AppliedTheory Corporation, AppliedTheory   January 20, 2000
          Reef Acquisition Corp., CRL Network
          Services, Inc., a Delaware Corporation,
          and James G. Couch.
 2.2      Escrow Agreement, dated January 5, 2000,   Incorporated by reference from Exhibit
          by and among, AppliedTheory Corporation,   2.2 of current report on Form 8-K filed
          AppliedTheory Reef Acquisition Corp.,      January 20, 2000
          [the Escrow Agent], and James G. Couch.
 2.3      Put Option Agreement dated January 5,      Incorporated by reference from Exhibit
          2000, by and between, AppliedTheory        2.3 of current report on Form 8-K filed
          Corporation, James G. Couch and other      January 20, 2000
          holders of capital stock of CRL Network
          Services, Inc.
 2.4      Registration Rights Agreement dated        Incorporated by reference from Exhibit
          January 5, 2000, by and between            2.4 of current report on Form 8-K filed
          AppliedTheory Corporation, James G. Couch  January 20, 2000
          and any other holders of registerable
          stock of CRL Network Services, Inc. who
          may join the agreement.
 2.5      Tax Escrow Agreement dated January 5,      Incorporated by reference from Exhibit
          2000, by and among AppliedTheory           2.5 of current report on Form 8-K filed
          Corporation, AppliedTheory Reef            January 20, 2000
          Acquisition Corp., CRL Network Services,
          Inc. and United States Trust Company of
          New York.
 2.6      Audited Financial Statements of            Incorporated by reference from Exhibit
          AppliedTheory Corporation as of December   2.5 of current report on Form 8-K/A filed
          31, 1998 and 1999 and for the three years  March 20, 2000
          ended December 31, 1999.
 2.7      Stock Purchase Agreement, dated June 22,   Incorporated by reference from Exhibit
          1999, by and among AppliedTheory           99.1 of current report on Form 8-K filed
          Corporation, a Delaware corporation,       June 22, 1999
          Grumman Hill Investments III, L.P., a
          Delaware limited partnership, Planning
          Technologies, Inc., a Georgia
          corporation, Arturo Sanchez, Ronald G.
          Spencer and Peter Korman.

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
 2.8      Merger Agreement, dated May 15, 2000, by   Incorporated by reference from Exhibit
          and among AppliedTheory Corporation, a     2.7 of current report on Form 8-K filed
          Delaware corporation; AppliedTheory        June 1, 2000
          Seattle Corporation, a Delaware
          Corporation; The Cordada Group, Inc., a
          Washington Corporation; and Robert J.
          Margulis.
 2.9      Escrow Agreement, dated May 23, 2000, by   Incorporated by reference from Exhibit
          and among, AppliedTheory Corporation,      2.8 of current report on Form 8-K filed
          AppliedTheory Seattle Corporation, and     June 1, 2000
          Robert J. Margulis.
 2.10     Registration Rights Agreement dated May    Incorporated by reference from Exhibit
          23, 2000, by and between AppliedTheory     2.9 of current report on Form 8-K filed
          Corporation, Robert J. Margulis.           June 1, 2000
 2.11     Merger Agreement, dated June 10, 2000, by  Incorporated by reference from Exhibit
          and among AppliedTheory Corporation, a     2.15 of current report on Form 8-K filed
          Delaware corporation; AppliedTheory TT     July 14, 2000
          Acquisition Corp., a Texas Corporation;
          Team Tech International, Inc., a Texas
          Corporation; Art Borrego, Roger Lewis and
          Tim Blackwood.
 2.12     Escrow Agreement, dated June 29, 2000, by  Incorporated by reference from Exhibit
          and among, AppliedTheory Corporation,      2.16 of current report on Form 8-K filed
          AppliedTheory TT Acquisition Corp., Art    July 14, 2000
          Borrego, Roger Lewis and Tim Blackwood.
 2.13     Registration Rights Agreement dated June   Incorporated by reference from
          29, 2000, by and between AppliedTheory     Exhibit2.17 of current report on Form 8-K
          Corporation, Team Tech, Wells Fargo        filed July 14, 2000
          Investment Management & Trust, Art
          Borrego, Roger Lewis and Tim Blackwood.
 3.01     Certificate of Incorporation of the        Incorporated by reference from Form S-1
          Registrant.
 3.02     Bylaws of the Registrant.                  Incorporated by reference from Form S-1
 4.01     Specimen of Certificate for Common Stock   Incorporated by reference from Form S-1
          of the Registrant.
10.01     Stock Purchase Agreement by and among IXC  Incorporated by reference from Form S-1
          Internet Services, Inc., Grumman Hill
          Investments III, L.P., AppliedTheory
          Communications, Inc., NYSERNet.net, Inc.,
          Richard Mandelbaum, David Buckel, James
          Luckett, Denis Martin and Mark Oros,
          dated August 4, 1998.
10.02     1996 Incentive Stock Option Plan.          Incorporated by reference from Form S-1

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.03     Form of Option Agreements among the        Incorporated by reference from Form S-1
          Registrant, IXC Internet Services, Inc.
          and Grumman Hill Investments III, L.P.
          and John Pendray, Robert Riley, Bill
          Owens, Jacqueline A. Owens, Patrick
          McManus, Stephen Kankus, Barbara J.
          DeMong, David Buckel, Charles Brauch,
          Marc Bortniker, Shelley Harrison, James
          Luckett, Richard Mandelbaum, Denis
          Martin, Mark Oros, George Sadowsky and
          Yechiam Yemini, each dated August 4,
          1998.
10.04     Non Statutory Stock Option Contract with   Incorporated by reference from Form S-1
          Shelley Harrison.
10.05     Agreement of Lease between 55 Broad        Incorporated by reference from Form S-1
          Street Company and AppliedTheory
          Communications, Inc. (as successor to
          NYSERNet, Inc.), dated May 1, 1996.
10.06     Agreement of Lease between Cuttermill      Incorporated by reference from Form S-1
          Realty Co. and AppliedTheory
          Communications, Inc. and NYSERNet.org,
          Inc. (together as successors to NYSERNet,
          Inc.), dated July 1, 1996.
10.07     Lease Agreement between Elwood Davis Road  Incorporated by reference from Form S-1
          Company and AppliedTheory Communications,
          Inc. (as successor to NYSERNet, Inc.),
          dated November 1995.
10.08     Form of Employment and Non-Competition     Incorporated by reference from Form S-1
          Agreement between AppliedTheory
          Communications, Inc. and Richard
          Mandelbaum, Lawrence B. Helft, James
          Luckett, Mark Oros, Denis Martin, David
          Buckel, Robert F. Mechur, Angelo A.
          Gencarelli III, Edward J. Siciliano, and
          Danny E. Stroud.
10.09     Agreement between AppliedTheory            Incorporated by reference from Form S-1
          Communications, Inc. (as successor to
          NYSERNet, Inc.) and Sprint Communications
          Co., L.P., dated August 11, 1994.
10.10     Consulting Agreement between               Incorporated by reference from Form S-1
          AppliedTheory Communications, Inc. and
          Shelley A. Harrison, dated October 5,
          1996.
10.11     Form of Indemnification Agreement between  Incorporated by reference from Form S-1
          AppliedTheory Corporation and certain
          directors.
10.12     Note with David A. Buckel, dated July 30,  Incorporated by reference from Form S-1
          1998.
10.13     Note with James D. Luckett, dated July     Incorporated by reference from Form S-1
          30, 1998.

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.14     Assignment, Software Development and       Incorporated by reference from Form S-1
          License Agreement Between NYSERNet.org,
          Inc. and AppliedTheory Communications,
          Inc., dated October 1, 1996.
10.15     Joint Marketing and Services Agreement     Incorporated by reference from Form S-1
          between AppliedTheory Communications,
          Inc. and IXC Internet Services, Inc.,
          dated January 26, 1999.
10.16     Resale Agreement between AppliedTheory     Incorporated by reference from Form S-1
          Communications, Inc. (as successor to
          NYSERNet.com, Inc.), and NYSERNet.org,
          Inc., dated October 1, 1996.
10.17     Resource Sharing Agreement between         Incorporated by reference from Form S-1
          AppliedTheory Communications, Inc. (as
          successor to NYSERNet.com, Inc.)and
          NYSERNet.org, Inc., dated October 1,
          1996.
10.18     Agreement between AppliedTheory            Incorporated by reference from Form S-1
          Communications, Inc. (as Successor to
          NYSERNet, Inc.) and the New York State
          Department of Labor, dated September 27,
          1994.
10.19     Promissory Note between AppliedTheory      Incorporated by reference from Form S-1
          Communications, Inc. and NYSERNet.net,
          Inc., dated January 27, 1999.
10.20     Revolving Note Agreement between Fleet     Incorporated by reference from Form S-1
          National Bank and AppliedTheory
          Communications, Inc., dated January 20,
          1998.
10.21     1999 Employee Stock Purchase Plan.         Incorporated by reference from Form S-1
10.22     1999 Stock Option Plan.                    Incorporated by reference from Form S-1
10.23     Form of Preferred Stock Purchase           Incorporated by reference from Form S-1
          Agreement by and between AppliedTheory
          Corporation and NYSERNet.net, Inc.
10.24     Registration Rights Agreement by and       Incorporated by reference from Exhibit
          among IXC Internet Services, Inc.,         4.02 of Form S-1
          Grumman Hill Investments III, L.P.,
          AppliedTheory Communications, Inc.,
          NYSERNet.net, Inc., Richard Mandelbaum,
          James D. Luckett, Denis J. Martin, Mark
          A. Oros, David A. Buckel and Shelley A.
          Harrison, dated July 10, 1998.
10.25     Request for Service between AppliedTheory  Incorporated by reference from Exhibit
          Communications, Inc. (as successor to      10.24 of Form S-1/A located under
          NYSERNet, Inc.) and Bell Atlantic Corp.    Securities and Exchange Commission File
          (as successor to New York Telephone        No. 333-72133
          Company).
10.26     Master Service Agreement between           Incorporated by reference from Exhibit
          AppliedTheory Corporation and              10.1 of June 1999 quarterly report on
          NYSERNet.org, Inc. dated June 14, 1999.    Form 10-Q

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.27     Amendment No. 6 to Agreement between       Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New      10.2 of June 1999 quarterly report on
          York State Department of Labor, dated      Form 10-Q
          August 11, 1998.
10.28     Amendment No. 7 to Agreement between       Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New      10.3 of June 1999 quarterly report on
          York State Department of Labor, dated      Form 10-Q
          July 1, 1999.
10.29     Sublease Agreement between AppliedTheory   Incorporated by reference from Exhibit
          Corporation and Time Square Studios Ltd.,  10.4 of June 1999 quarterly report on
          dated July 20, 1999                        Form 10-Q
10.30     Amendment No. 8 to Agreement between       Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New      10.1 of September 1999 quarterly report
          York State Department of Labor, dated      on Form 10-Q
          August 17, 1999.
10.31     Lease Agreement between 224 Harrison       Incorporated by reference from Exhibit
          Associates, LLC and AppliedTheory          10.2 of September 1999 quarterly report
          Corporation, dated September 17, 1999.     on Form 10-Q
10.32     Lease Agreement between Hayward Point      Incorporated by reference from Exhibit
          Eden I Limited Partnership and             10.3 of September 1999 quarterly report
          AppliedTheory Corporation, dated           on Form 10-Q
          September 3, 1999.
10.33     Agreement between Sprint Communications    Incorporated by reference from Exhibit
          Company LP and AppliedTheory Corporation   10.35 of 1999 annual report on Form 10-K
          dated November 1, 1999
10.34     Agreement between and AT&T Corp. and       Incorporated by reference from Exhibit
          AppliedTheory Corporation dated November   10.36 of 1999 annual report on Form 10-K
          8, 1999.
10.35     Master building space license agreement    Incorporated by reference from Exhibit
          between AppliedTheory Corporation and      10.37 of 1999 annual report on Form 10-K
          AT&T Corp. dated July 2, 1999.
10.36     Lease agreement between Merritt-CCP III,   Incorporated by reference from Exhibit
          LLC and AppliedTheory Corporation dated    10.38 of 1999 annual report on Form 10-K
          July 19, 1999
10.37     Amendment No. 9 to Agreement between       Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New      10.43 of March 2000 quarterly report on
          York State Department of Labor, dated      Form 10-Q
          December 6, 1999.
10.38     Lease Agreement between BNY Leasing Edge   Incorporated by reference from Exhibit
          Corporation and AppliedTheory Corporation  10.44 of March 2000 quarterly report on
          dated September 8, 1999.                   Form 10-Q
10.39     Lease Agreement between National Leasing,  Incorporated by reference from Exhibit
          Inc. and AppliedTheory Corporation dated   10.45 of March 2000 quarterly report on
          January 18, 2000.                          From 10-Q
10.40     Lease Agreement between Compaq Financial   Incorporated by reference from Exhibit
          Services and AppliedTheory Corporation     10.46 of March 2000 quarterly report on
          dated November 1, 1999.                    Form 10-Q

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.41     Amendment No. 1 to Resale Agreement        Incorporated by reference from Exhibit
          between AppliedTheory Corporation and      10.47 of March 2000 quarterly report on
          NYSERNet.org, Inc. dated April 18, 2000.   Form 10-Q
10.42     Amendment No. 1 to Resource Sharing        Incorporated by reference from Exhibit
          Agreement between AppliedTheory            10.48 of March 2000 quarterly report on
          Corporation and NYSERNet.org, Inc. dated   Form 10-Q
          April 7, 2000.
10.43     Purchase Agreement, dated June 5, 2000,    Incorporated by reference from Exhibit
          by and among AppliedTheory Corporation, a  2.10 of current report on Form 8-K filed,
          Delaware corporation, and Halifax Fund     June 20, 2000
          L.P., Palladin Partners I, L.P., Palladin
          Overseas Fund Ltd., The Gleneagles Fund
          Company, Lancer Securities (Cayman) Ltd.,
          Elliott Associates, L.P. and Westgate
          International, L.P.
10.44     Form of 5% Convertible Debenture due June  Incorporated by reference from Exhibit
          5, 2003, dated June 5, 2000, as issued to  2.11 of current report on Form 8-K filed,
          the purchasers thereof.                    June 20, 2000
10.45     Form of Common Stock Purchase Warrant,     Incorporated by reference from Exhibit
          dated June 5, 2000, as issued to the       2.12 of current report on Form 8-K filed,
          holders thereof.                           June 20, 2000
10.46     Registration Rights Agreement dated June   Incorporated by reference from Exhibit
          5, 2000, by and among AppliedTheory        2.13 of current report on Form 8-K filed,
          Corporation and Halifax Fund L.P.,         June 20, 2000
          Palladin Partners I, L.P., Palladin
          Overseas Fund Ltd., The Gleneagles Fund
          Company, Lancer Securities (Cayman) Ltd.,
          Elliott Associates, L.P. and Westgate
          International, L.P.
10.47     Form of Common Stock Purchase Warrant,     Incorporated by reference from Exhibit
          $.01 Purchase Price, for issuance in       2.14 of current report on Form 8-K filed,
          connection with put and call options       June 20, 2000
          arising under the Purchase Agreement,
          dated June 5, 2000, by and among
          AppliedTheory Corporation and Halifax
          Fund L.P., Palladin Partners I, L.P.,
          Palladin Overseas Fund Ltd., The
          Gleneagles Fund Company, Lancer
          Securities (Cayman) Ltd., Elliott
          Associates, L.P. and Westgate
          International, L.P.
10.48     Amendment No. 2 to Resale Agreement        Incorporated by reference from Exhibit
          between AppliedTheory Corporation and      10.54 of June 2000 quarterly report on
          NYSERNet.org, Inc. dated April 18, 2000    From 10-Q
10.49     Loan Agreement between FINOVA Capital      Incorporated by reference from Exhibit
          Corporation and AppliedTheory Corporation  10.55 of June 2000 quarterly report on
          dated May 30, 2000.                        Form 10-Q
10.50     Capital Lease Agreement between Rainier    Incorporated by reference from Exhibit
          Funding Services, Inc. and AppliedTheory   10.56 of September 2000 quarterly report
          Corporation dated July 3, 2000.            on Form 10-Q

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.51     Letter Agreement Regarding Distribution    Incorporated by reference from Exhibit
          of New Documents, dated January 9, 2001,   10.57 of current report on Form 8-K,
          by and among AppliedTheory Corporation, a  filed January 26, 2001.
          Delaware corporation, and the Investors.
10.52     Amended and Restated Purchase Agreement,   Incorporated by reference from Exhibit
          dated as of June 5, 2000, by and among     10.58 of current report on Form 8-K,
          AppliedTheory Corporation and the          filed January 26, 2001.
          Investors.
10.53     Amended and Restated Registration Rights   Incorporated by reference from Exhibit
          Agreement, dated as of June 5, 2000, by    10.59 of current report on Form 8-K,
          and among AppliedTheory Corporation and    filed January 26, 2001.
          the Investors.
10.54     Form of Convertible Debenture as issued    Incorporated by reference from Exhibit
          to Halifax Fund LP, dated as of June 5,    10.60 of current report on Form 8-K,
          2000, by and among AppliedTheory           filed January 26, 2001.
          Corporation and the Halifax Fund, LP.
10.55     Form of Common Stock Purchase Warrant as   Incorporated by reference from Exhibit
          issued to Halifax Fund LP, dated as of     10.61 of current report on Form 8-K,
          June 5, 2000, by and among AppliedTheory   filed January 26, 2001.
          Corporation and the Halifax Fund, LP.
10.56     Professional Services Agreement between    Filed herein
          the New York State Department of Labor
          and AppliedTheory Corporation dated
          November 2, 2000.
10.57     Renewed Revolving Note Agreement between   Filed herein
          Fleet National Bank and AppliedTheory
          Corporation dated as of January 3, 2001.
10.58     Pledge Security Agreement between Fleet    Filed herein
          National Bank and NYSERNet.net, Inc,
          dated as of January 3, 2001.
10.59     Stock Purchase Agreement by and between    Filed herein
          Crescent International Ltd. and
          AppliedTheory Corporation dated as of
          February 22, 2001.
10.60     Form of Protective Warrant as issued to    Filed herein
          Crescent International Ltd., dated as of
          February 22, 2001, by and among Applied
          Theory Corporation and Crescent
          International Ltd.
10.61     Form of Incentive Warrant as issued to     Filed herein
          Crescent International Ltd., dated as of
          February 22, 2001, by and among Applied
          Theory Corporation and Crescent
          International Ltd.
10.62     Registration Rights Agreement by and       Filed herein
          between Crescent International Ltd. and
          AppliedTheory Corporation dated as of
          February 22, 2001.

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.63     Agreement and Plan of Reorganization by    Filed herein
          and among Red Hat, Inc., Coke Acquisition
          Corp., Planning Technologies, Inc.,
          Certain Stockholders of Planning
          Technologies, Inc., and Jonathan D.
          Bonime as Securityholder Agent dated as
          of February 23, 2001.
10.64     Advance Pricing Agreement to the Master    Filed herein
          Lease and Financing Agreement between
          Compaq Financial Services Corporation and
          AppliedTheory Corporation dated January
          2, 2001.
10.65     Master Agreement to Lease Equipment by     Filed herein
          and between Cisco Systems Capital
          Corporation and AppliedTheory Corporation
          dated January 17, 2001.
10.66     Lease Amendment between Benaroya Capital   Filed herein
          Company, LLC and The Cordada Group, Inc.
          dated August 18, 1999.
10.67     Lease Amendment between Benaroya Capital   Filed herein
          Company, LLC and AppliedTheory Seattle
          Corporation dated October 13, 2000.
10.68     Office Building Lease Agreement between    Filed herein
          Team Tech International, Inc. and BC
          Plaza II/III Ltd. at Barton Creek Plaza
          dated March 9, 2000.
11.1      Calculation of basic and diluted loss per  Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 1998.
11.2      Calculation of basic and diluted loss per  Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 1999.
11.3      Calculation of basic and diluted loss per  Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 2000.
21.1      Subsidiaries of AppliedTheory Corporation  Filed herein
23.1      Consent of Grant Thornton LLP              Filed herein
27.1      Financial Data Schedule, which is          Filed herein
          submitted electronically to the
          Securities and Exchange Commission for
          information only.
99.1      Press release issued by AppliedTheory      Filed herein
          Corporation on March 9, 2001

     (b) Reports on Form 8-K

     No filings on Form 8-K were submitted during the fourth quarter 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIEDTHEORY CORPORATION

                                          By: /s/    DANNY E. STROUD
                                            ------------------------------------
                                                      Danny E. Stroud
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: March 26, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                /s/ DANNY E. STROUD                  President and Chief Executive      March 26, 2001
---------------------------------------------------    Officer (Principal Executive
                  Danny E. Stroud                      Officer)

           /s/ ANGELO A. GENCARELLI III              Sr. Vice President and Chief       March 26, 2001
---------------------------------------------------    Financial Officer (Principal
             Angelo A. Gencarelli III                  Financial and Accounting
                                                       Officer)

              /s/ RICHARD MANDELBAUM                 Director and Chairman of the       March 26, 2001
---------------------------------------------------    Board
                Richard Mandelbaum

               /s/ DAVID GROELINGER                  Director                           March 26, 2001
---------------------------------------------------
                 David Groelinger

                /s/ JAMES T. KELSEY                  Director                           March 26, 2001
---------------------------------------------------
                  James T. Kelsey

                /s/ GEORGE SADOWSKY                  Director                           March 26, 2001
---------------------------------------------------
                  George Sadowsky

                                 EXHIBIT INDEX

     (a) Exhibits

     The following Exhibits are filed or incorporated by reference herein:

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
 2.01     Form of Agreement and Plan of Merger       Incorporated by reference from Form S-1
          between AppliedTheory Corporation and
          AppliedTheory Communications, Inc.
 2.1      Agreement and Plan of Merger, dated        Incorporated by reference from Exhibit
          December 3, 1999, by and among             2.1 of current report on Form 8-K filed
          AppliedTheory Corporation, AppliedTheory   January 20, 2000
          Reef Acquisition Corp., CRL Network
          Services, Inc., a Delaware Corporation,
          and James G. Couch.
 2.2      Escrow Agreement, dated January 5, 2000,   Incorporated by reference from Exhibit
          by and among, AppliedTheory Corporation,   2.2 of current report on Form 8-K filed
          AppliedTheory Reef Acquisition Corp.,      January 20, 2000
          [the Escrow Agent], and James G. Couch.
 2.3      Put Option Agreement dated January 5,      Incorporated by reference from Exhibit
          2000, by and between, AppliedTheory        2.3 of current report on Form 8-K filed
          Corporation, James G. Couch and other      January 20, 2000
          holders of capital stock of CRL Network
          Services, Inc.
 2.4      Registration Rights Agreement dated        Incorporated by reference from Exhibit
          January 5, 2000, by and between            2.4 of current report on Form 8-K filed
          AppliedTheory Corporation, James G. Couch  January 20, 2000
          and any other holders of registerable
          stock of CRL Network Services, Inc. who
          may join the agreement.
 2.5      Tax Escrow Agreement dated January 5,      Incorporated by reference from Exhibit
          2000, by and among AppliedTheory           2.5 of current report on Form 8-K filed
          Corporation, AppliedTheory Reef            January 20, 2000
          Acquisition Corp., CRL Network Services,
          Inc. and United States Trust Company of
          New York.
 2.6      Audited Financial Statements of            Incorporated by reference from Exhibit
          AppliedTheory Corporation as of December   2.5 of current report on Form 8-K/A filed
          31, 1998 and 1999 and for the three years  March 20, 2000
          ended December 31, 1999.
 2.7      Stock Purchase Agreement, dated June 22,   Incorporated by reference from Exhibit
          1999, by and among AppliedTheory           99.1 of current report on Form 8-K filed
          Corporation, a Delaware corporation,       June 22, 1999
          Grumman Hill Investments III, L.P., a
          Delaware limited partnership, Planning
          Technologies, Inc., a Georgia
          corporation, Arturo Sanchez, Ronald G.
          Spencer and Peter Korman.

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
 2.8      Merger Agreement, dated May 15, 2000, by   Incorporated by reference from Exhibit
          and among AppliedTheory Corporation, a     2.7 of current report on Form 8-K filed
          Delaware corporation; AppliedTheory        June 1, 2000
          Seattle Corporation, a Delaware
          Corporation; The Cordada Group, Inc., a
          Washington Corporation; and Robert J.
          Margulis.
 2.9      Escrow Agreement, dated May 23, 2000, by   Incorporated by reference from Exhibit
          and among, AppliedTheory Corporation,      2.8 of current report on Form 8-K filed
          AppliedTheory Seattle Corporation, and     June 1, 2000
          Robert J. Margulis.
 2.10     Registration Rights Agreement dated May    Incorporated by reference from Exhibit
          23, 2000, by and between AppliedTheory     2.9 of current report on Form 8-K filed
          Corporation, Robert J. Margulis.           June 1, 2000
 2.11     Merger Agreement, dated June 10, 2000, by  Incorporated by reference from Exhibit
          and among AppliedTheory Corporation, a     2.15 of current report on Form 8-K filed
          Delaware corporation; AppliedTheory TT     July 14, 2000
          Acquisition Corp., a Texas Corporation;
          Team Tech International, Inc., a Texas
          Corporation; Art Borrego, Roger Lewis and
          Tim Blackwood.
 2.12     Escrow Agreement, dated June 29, 2000, by  Incorporated by reference from Exhibit
          and among, AppliedTheory Corporation,      2.16 of current report on Form 8-K filed
          AppliedTheory TT Acquisition Corp., Art    July 14, 2000
          Borrego, Roger Lewis and Tim Blackwood.
 2.13     Registration Rights Agreement dated June   Incorporated by reference from Exhibit
          29, 2000, by and between AppliedTheory     2.17 of current report on Form 8-K filed
          Corporation, Team Tech, Wells Fargo        July 14, 2000
          Investment Management & Trust, Art
          Borrego, Roger Lewis and Tim Blackwood.
 3.01     Certificate of Incorporation of the        Incorporated by reference from Form S-1
          Registrant.
 3.02     Bylaws of the Registrant.                  Incorporated by reference from Form S-1
 4.01     Specimen of Certificate for Common Stock   Incorporated by reference from Form S-1
          of the Registrant.
10.01     Stock Purchase Agreement by and among IXC  Incorporated by reference from Form S-1
          Internet Services, Inc., Grumman Hill
          Investments III, L.P., AppliedTheory
          Communications, Inc., NYSERNet.net, Inc.,
          Richard Mandelbaum, David Buckel, James
          Luckett, Denis Martin and Mark Oros,
          dated August 4, 1998.
10.02     1996 Incentive Stock Option Plan.          Incorporated by reference from Form S-1

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.03     Form of Option Agreements among the        Incorporated by reference from Form S-1
          Registrant, IXC Internet Services, Inc.
          and Grumman Hill Investments III, L.P.
          and John Pendray, Robert Riley, Bill
          Owens, Jacqueline A. Owens, Patrick
          McManus, Stephen Kankus, Barbara J.
          DeMong, David Buckel, Charles Brauch,
          Marc Bortniker, Shelley Harrison, James
          Luckett, Richard Mandelbaum, Denis
          Martin, Mark Oros, George Sadowsky and
          Yechiam Yemini, each dated August 4,
          1998.
10.04     Non Statutory Stock Option Contract with   Incorporated by reference from Form S-1
          Shelley Harrison.
10.05     Agreement of Lease between 55 Broad        Incorporated by reference from Form S-1
          Street Company and AppliedTheory
          Communications, Inc. (as successor to
          NYSERNet, Inc.), dated May 1, 1996.
10.06     Agreement of Lease between Cuttermill      Incorporated by reference from Form S-1
          Realty Co. and AppliedTheory
          Communications, Inc. and NYSERNet.org,
          Inc. (together as successors to NYSERNet,
          Inc.), dated July 1, 1996.
10.07     Lease Agreement between Elwood Davis Road  Incorporated by reference from Form S-1
          Company and AppliedTheory Communications,
          Inc. (as successor to NYSERNet, Inc.),
          dated November 1995.
10.08     Form of Employment and Non-Competition     Incorporated by reference from Form S-1
          Agreement between AppliedTheory
          Communications, Inc. and Richard
          Mandelbaum, Lawrence B. Helft, James
          Luckett, Mark Oros, Denis Martin, David
          Buckel, Robert F. Mechur, Angelo A.
          Gencarelli III, Edward J. Siciliano, and
          Danny E. Stroud.
10.09     Agreement between AppliedTheory            Incorporated by reference from Form S-1
          Communications, Inc. (as successor to
          NYSERNet, Inc.) and Sprint Communications
          Co., L.P., dated August 11, 1994.
10.10     Consulting Agreement between               Incorporated by reference from Form S-1
          AppliedTheory Communications, Inc. and
          Shelley A. Harrison, dated October 5,
          1996.
10.11     Form of Indemnification Agreement between  Incorporated by reference from Form S-1
          AppliedTheory Corporation and certain
          directors.
10.12     Note with David A. Buckel, dated July 30,  Incorporated by reference from Form S-1
          1998.
10.13     Note with James D. Luckett, dated July     Incorporated by reference from Form S-1
          30, 1998.

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.14     Assignment, Software Development and       Incorporated by reference from Form S-1
          License Agreement Between NYSERNet.org,
          Inc. and AppliedTheory Communications,
          Inc., dated October 1, 1996.
10.15     Joint Marketing and Services Agreement     Incorporated by reference from Form S-1
          between AppliedTheory Communications,
          Inc. and IXC Internet Services, Inc.,
          dated January 26, 1999.
10.16     Resale Agreement between AppliedTheory     Incorporated by reference from Form S-1
          Communications, Inc. (as successor to
          NYSERNet.com, Inc.), and NYSERNet.org,
          Inc., dated October 1, 1996.
10.17     Resource Sharing Agreement between         Incorporated by reference from Form S-1
          AppliedTheory Communications, Inc. (as
          successor to NYSERNet.com, Inc.)and
          NYSERNet.org, Inc., dated October 1,
          1996.
10.18     Agreement between AppliedTheory            Incorporated by reference from Form S-1
          Communications, Inc. (as Successor to
          NYSERNet, Inc.) and the New York State
          Department of Labor, dated September 27,
          1994.
10.19     Promissory Note between AppliedTheory      Incorporated by reference from Form S-1
          Communications, Inc. and NYSERNet.net,
          Inc., dated January 27, 1999.
10.20     Revolving Note Agreement between Fleet     Incorporated by reference from Form S-1
          National Bank and AppliedTheory
          Communications, Inc., dated January 20,
          1998.
10.21     1999 Employee Stock Purchase Plan.         Incorporated by reference from Form S-1
10.22     1999 Stock Option Plan.                    Incorporated by reference from Form S-1
10.23     Form of Preferred Stock Purchase           Incorporated by reference from Form S-1
          Agreement by and between AppliedTheory
          Corporation and NYSERNet.net, Inc.
10.24     Registration Rights Agreement by and       Incorporated by reference from Exhibit
          among IXC Internet Services, Inc.,         4.02 of Form S-1
          Grumman Hill Investments III, L.P.,
          AppliedTheory Communications, Inc.,
          NYSERNet.net, Inc., Richard Mandelbaum,
          James D. Luckett, Denis J. Martin, Mark
          A. Oros, David A. Buckel and Shelley A.
          Harrison, dated July 10, 1998.
10.25     Request for Service between AppliedTheory  Incorporated by reference from Exhibit
          Communications, Inc. (as successor to      10.24 of Form S-1/A located under
          NYSERNet, Inc.) and Bell Atlantic Corp.    Securities and Exchange Commission File
          (as successor to New York Telephone        No. 333-72133
          Company).
10.26     Master Service Agreement between           Incorporated by reference from Exhibit
          AppliedTheory Corporation and              10.1 of June 1999 quarterly report on
          NYSERNet.org, Inc. dated June 14, 1999.    Form 10-Q

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.27     Amendment No. 6 to Agreement between       Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New      10.2 of June 1999 quarterly report on
          York State Department of Labor, dated      Form 10-Q
          August 11, 1998.
10.28     Amendment No. 7 to Agreement between       Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New      10.3 of June 1999 quarterly report on
          York State Department of Labor, dated      Form 10-Q
          July 1, 1999.
10.29     Sublease Agreement between AppliedTheory   Incorporated by reference from Exhibit
          Corporation and Time Square Studios Ltd.,  10.4 of June 1999 quarterly report on
          dated July 20, 1999                        Form 10-Q
10.30     Amendment No. 8 to Agreement between       Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New      10.1 of September 1999 quarterly report
          York State Department of Labor, dated      on Form 10-Q
          August 17, 1999.
10.31     Lease Agreement between 224 Harrison       Incorporated by reference from Exhibit
          Associates, LLC and AppliedTheory          10.2 of September 1999 quarterly report
          Corporation, dated September 17, 1999.     on Form 10-Q
10.32     Lease Agreement between Hayward Point      Incorporated by reference from Exhibit
          Eden I Limited Partnership and             10.3 of September 1999 quarterly report
          AppliedTheory Corporation, dated           on Form 10-Q
          September 3, 1999.
10.33     Agreement between Sprint Communications    Incorporated by reference from Exhibit
          Company LP and AppliedTheory Corporation   10.35 of 1999 annual report on Form 10-K
          dated November 1, 1999
10.34     Agreement between and AT&T Corp. and       Incorporated by reference from Exhibit
          AppliedTheory Corporation dated November   10.36 of 1999 annual report on Form 10-K
          8, 1999.
10.35     Master building space license agreement    Incorporated by reference from Exhibit
          between AppliedTheory Corporation and      10.37 of 1999 annual report on Form 10-K
          AT&T Corp. dated July 2, 1999.
10.36     Lease agreement between Merritt-CCP III,   Incorporated by reference from Exhibit
          LLC and AppliedTheory Corporation dated    10.38 of 1999 annual report on Form 10-K
          July 19, 1999
10.37     Amendment No. 9 to Agreement between       Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New      10.43 of March 2000 quarterly report on
          York State Department of Labor, dated      Form 10-Q
          December 6, 1999.
10.38     Lease Agreement between BNY Leasing Edge   Incorporated by reference from Exhibit
          Corporation and AppliedTheory Corporation  10.44 of March 2000 quarterly report on
          dated September 8, 1999.                   Form 10-Q
10.39     Lease Agreement between National Leasing,  Incorporated by reference from Exhibit
          Inc. and AppliedTheory Corporation dated   10.45 of March 2000 quarterly report on
          January 18, 2000.                          From 10-Q
10.40     Lease Agreement between Compaq Financial   Incorporated by reference from Exhibit
          Services and AppliedTheory Corporation     10.46 of March 2000 quarterly report on
          dated November 1, 1999.                    Form 10-Q

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.41     Amendment No. 1 to Resale Agreement        Incorporated by reference from Exhibit
          between AppliedTheory Corporation and      10.47 of March 2000 quarterly report on
          NYSERNet.org, Inc. dated April 18, 2000.   Form 10-Q
10.42     Amendment No. 1 to Resource Sharing        Incorporated by reference from Exhibit
          Agreement between AppliedTheory            10.48 of March 2000 quarterly report on
          Corporation and NYSERNet.org, Inc. dated   Form 10-Q
          April 7, 2000.
10.43     Purchase Agreement, dated June 5, 2000,    Incorporated by reference from Exhibit
          by and among AppliedTheory Corporation, a  2.10 of current report on Form 8-K filed,
          Delaware corporation, and Halifax Fund     June 20, 2000
          L.P., Palladin Partners I, L.P., Palladin
          Overseas Fund Ltd., The Gleneagles Fund
          Company, Lancer Securities (Cayman) Ltd.,
          Elliott Associates, L.P. and Westgate
          International, L.P.
10.44     Form of 5% Convertible Debenture due June  Incorporated by reference from Exhibit
          5, 2003, dated June 5, 2000, as issued to  2.11 of current report on Form 8-K filed,
          the purchasers thereof.                    June 20, 2000
10.45     Form of Common Stock Purchase Warrant,     Incorporated by reference from Exhibit
          dated June 5, 2000, as issued to the       2.12 of current report on Form 8-K filed,
          holders thereof.                           June 20, 2000
10.46     Registration Rights Agreement dated June   Incorporated by reference from Exhibit
          5, 2000, by and among AppliedTheory        2.13 of current report on Form 8-K filed,
          Corporation and Halifax Fund L.P.,         June 20, 2000
          Palladin Partners I, L.P., Palladin
          Overseas Fund Ltd., The Gleneagles Fund
          Company, Lancer Securities (Cayman) Ltd.,
          Elliott Associates, L.P. and Westgate
          International, L.P.
10.47     Form of Common Stock Purchase Warrant,     Incorporated by reference from Exhibit
          $.01 Purchase Price, for issuance in       2.14 of current report on Form 8-K filed,
          connection with put and call options       June 20, 2000
          arising under the Purchase Agreement,
          dated June 5, 2000, by and among
          AppliedTheory Corporation and Halifax
          Fund L.P., Palladin Partners I, L.P.,
          Palladin Overseas Fund Ltd., The
          Gleneagles Fund Company, Lancer
          Securities (Cayman) Ltd., Elliott
          Associates, L.P. and Westgate
          International, L.P.
10.48     Amendment No. 2 to Resale Agreement        Incorporated by reference from Exhibit
          between AppliedTheory Corporation and      10.54 of June 2000 quarterly report on
          NYSERNet.org, Inc. dated April 18, 2000    From 10-Q
10.49     Loan Agreement between FINOVA Capital      Incorporated by reference from Exhibit
          Corporation and AppliedTheory Corporation  10.55 of June 2000 quarterly report on
          dated May 30, 2000.                        Form 10-Q
10.50     Capital Lease Agreement between Rainier    Incorporated by reference from Exhibit
          Funding Services, Inc. and AppliedTheory   10.56 of September 2000 quarterly report
          Corporation dated July 3, 2000.            on Form 10-Q

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.51     Letter Agreement Regarding Distribution    Incorporated by reference from Exhibit
          of New Documents, dated January 9, 2001,   10.57 of current report on Form 8-K,
          by and among AppliedTheory Corporation, a  filed January 26, 2001.
          Delaware corporation, and the Investors.
10.52     Amended and Restated Purchase Agreement,   Incorporated by reference from Exhibit
          dated as of June 5, 2000, by and among     10.58 of current report on Form 8-K,
          AppliedTheory Corporation and the          filed January 26, 2001.
          Investors.
10.53     Amended and Restated Registration Rights   Incorporated by reference from Exhibit
          Agreement, dated as of June 5, 2000, by    10.59 of current report on Form 8-K,
          and among AppliedTheory Corporation and    filed January 26, 2001.
          the Investors.
10.54     Form of Convertible Debenture as issued    Incorporated by reference from Exhibit
          to Halifax Fund LP, dated as of June 5,    10.60 of current report on Form 8-K,
          2000, by and among AppliedTheory           filed January 26, 2001.
          Corporation and the Halifax Fund, LP.
10.55     Form of Common Stock Purchase Warrant as   Incorporated by reference from Exhibit
          issued to Halifax Fund LP, dated as of     10.61 of current report on Form 8-K,
          June 5, 2000, by and among AppliedTheory   filed January 26, 2001.
          Corporation and the Halifax Fund, LP.
10.56     Professional Services Agreement between    Filed herein
          the New York State Department of Labor
          and AppliedTheory Corporation dated
          November 2, 2000.
10.57     Renewed Revolving Note Agreement between   Filed herein
          Fleet National Bank and AppliedTheory
          Corporation dated as of January 3, 2001.
10.58     Pledge Security Agreement between Fleet    Filed herein
          National Bank and NYSERNet.net, Inc,
          dated as of January 3, 2001.
10.59     Stock Purchase Agreement by and between    Filed herein
          Crescent International Ltd. and
          AppliedTheory Corporation dated as of
          February 22, 2001.
10.60     Form of Protective Warrant as issued to    Filed herein
          Crescent International Ltd., dated as of
          February 22, 2001, by and among Applied
          Theory Corporation and Crescent
          International Ltd.
10.61     Form of Incentive Warrant as issued to     Filed herein
          Crescent International Ltd., dated as of
          February 22, 2001, by and among Applied
          Theory Corporation and Crescent
          International Ltd.
10.62     Registration Rights Agreement by and       Filed herein
          between Crescent International Ltd. and
          AppliedTheory Corporation dated as of
          February 22, 2001.

EXHIBIT
NUMBER                   DESCRIPTION                              LOCATION/PAGE #
-------                  -----------                              ---------------
10.63     Agreement and Plan of Reorganization by    Filed herein
          and among Red Hat, Inc., Coke Acquisition
          Corp., Planning Technologies, Inc.,
          Certain Stockholders of Planning
          Technologies, Inc., and Jonathan D.
          Bonime as Securityholder Agent dated as
          of February 23, 2001.
10.64     Advance Pricing Agreement to the Master    Filed herein
          Lease and Financing Agreement between
          Compaq Financial Services Corporation and
          AppliedTheory Corporation dated January
          2, 2001.
10.65     Master Agreement to Lease Equipment by     Filed herein
          and between Cisco Systems Capital
          Corporation and AppliedTheory Corporation
          dated January 17, 2001.
10.66     Lease Amendment between Benaroya Capital   Filed herein
          Company, LLC and The Cordada Group, Inc.
          dated August 18, 1999.
10.67     Lease Amendment between Benaroya Capital   Filed herein
          Company, LLC and AppliedTheory Seattle
          Corporation dated October 13, 2000.
10.68     Office Building Lease Agreement between    Filed herein
          Team Tech International, Inc. and BC
          Plaza II/III Ltd. at Barton Creek Plaza
          dated March 9, 2000.
11.1      Calculation of basic and diluted loss per  Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 1998.
11.2      Calculation of basic and diluted loss per  Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 1999.
11.3      Calculation of basic and diluted loss per  Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 2000.
21.1      Subsidiaries of AppliedTheory Corporation  Filed herein
23.1      Consent of Grant Thornton LLP              Filed herein
27.1      Financial Data Schedule, which is          Filed herein
          submitted electronically to the
          Securities and Exchange Commission for
          information only.
99.1      Press release issued by AppliedTheory      Filed herein
          Corporation on March 9, 2001