Form 10-Q
period 2001-03-31
APPLIEDTHEORY CORP
filed 2001-05-15
CIK 1078577

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2001, there were 27,120,009 shares of AppliedTheory Corporation common stock, par value $.01, outstanding.

                   The Index of Exhibits appears on page 42.


--------------------------------------------------------------------------------

                            APPLIEDTHEORY CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001..........3

         Consolidated Statements of Operations for the three months ended
         March 31, 2000 and March 31, 2001...............................................4

         Consolidated Statements of Stockholders' Equity and Comprehensive Income
         (Loss) for the year ended December 31, 2000 and the three months ended
         March 31, 2001..................................................................5

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and March 31, 2001...............................................6

         Notes to Consolidated Financial Statements......................................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................26

Item 2.  Changes in Securities and Use of Proceeds......................................27

Item 3.  Defaults Upon Senior Securities................................................27

Item 4.  Submission of Matters to a Vote of Security Holders............................27

Item 5.  Other Information..............................................................28

Item 6.  Exhibits and Reports on Form 8K................................................41

Signatures    ..........................................................................42

Exhibit Index...........................................................................43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               December 31,      March 31,
                                                                                   2000            2001
                                                                                 ---------       ---------
                                                                          (Derived from Audited  (Unaudited)
                                                                          Financial Statements)
                                   ASSETS

Current assets

    Cash and cash equivalents                                                   $   5,733       $   7,753
    Marketable securities                                                           4,098           3,178
    Accounts receivable, net of allowance of $1,031 and $1,083, respectively       15,379          15,289
    Costs in excess of billings                                                       702           1,491
    Due from related parties                                                        1,436           1,413
    Prepaid expenses and other current assets                                       1,920           1,815
                                                                                ---------       ---------
           Total current assets                                                    29,268          30,939
Property and equipment, net                                                        30,632          28,573
Investment, at cost                                                                 5,250             760
Goodwill                                                                           61,946          58,470
Other assets                                                                        3,150           3,375
                                                                                ---------       ---------
           Total assets                                                         $ 130,246       $ 122,117
                                                                                =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

    Accounts payable                                                            $   6,028       $  11,408
    Lines of credit                                                                   687           5,750
    Accrued payroll                                                                 3,088           3,520
    Accrued expenses                                                                4,385           4,048
    Deferred revenue                                                                4,270           4,473
    Current portion of convertible debentures                                      13,804          13,268
    Current portion of long-term debt and capital lease obligations                 4,394           5,699
                                                                                ---------       ---------
           Total current liabilities                                               36,656          48,166
Long-term debt and capital lease obligations                                       11,655           6,103
Convertible debentures                                                             13,804          13,967
Other liabilities                                                                     404             681
Temporary equity                                                                   10,000          10,000
Commitments and contingencies
Stockholders' equity
    Common stock, $.01 par value; 90,000,000 shares authorized;
       issued and outstanding: 25,986,947 shares at December 31, 2000
       and 26,432,341 shares at March 31, 2001                                        260             264
    Additional paid-in capital                                                    139,900         140,910
    Accumulated deficit                                                           (82,439)        (97,614)
    Accumulated other comprehensive income (loss)                                       6            (360)
                                                                                ---------       ---------
           Total stockholders' equity                                              57,727          43,200
                                                                                ---------       ---------
           Total liabilities and stockholders' equity                           $ 130,246       $ 122,117
                                                                                =========       =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                    March 31,

                                                                               2000            2001
                                                                               ----            ----
Net revenues
     Web hosting                                                             $   1,730      $    7,441
     Internet solutions                                                          6,627           5,274
     Internet connectivity                                                       7,466           7,473
                                                                             ---------      ----------

     Total net revenues                                                         15,823          20,188
                                                                             ---------      ----------

Costs and expenses

     Cost of revenues                                                           11,043          13,790
     Sales and marketing                                                         6,711           6,095
     General and administrative                                                  4,909           5,372
     Research and development                                                      167             594
     Depreciation                                                                1,839           3,025
     Amortization                                                                2,278           3,708
     Other expenses (income)                                                       (21)            (22)
     Loss from sale of investment in PTI (see Note J)                                            1,711
                                                                             ---------      ----------

     Total costs and expenses                                                   26,926          34,273
                                                                             ---------      ----------

     Loss from operations                                                      (11,103)        (14,085)

Interest income                                                                   (393)           (101)
Interest expense                                                                   278           1,191
                                                                             ---------      ----------

     Net loss attributable to common stockholders                            $ (10,988)     $  (15,175)
                                                                             =========      ==========

Basic and diluted loss per common share                                      $   (0.48)     $    (0.58)
                                                                             =========      ==========

Shares used in computing basic and diluted loss per share                   23,105,302      26,154,357
                                                                            ==========      ==========




        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
          YEAR ENDED DECEMBER 31, 2000 (DERIVED FROM AUDITED FINANCIAL
          STATEMENTS) AND THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                         Common stock         Additional     Accumu-
                                                      ------------------        paid-in       lated
                                                       Shares     Amount        capital      deficit
                                                       ------     ------      -------------------------
BALANCE, JANUARY 1, 2000                              21,413,362    $ 214     $ 84,052    $ (29,806)
                                                      ==========      ===       ======      =======

Issuance of common stock for acquisitions              3,828,471       38       48,327
Issuance of common stock pursuant to exercise
 of stock options                                        515,441        5        1,004
Issuance of common stock pursuant to Employee
 Stock Purchase Plan                                     229,673        3        1,189
Compensation expense related to stock option plan                                1,236
Discount on convertible debenture                                                4,092
Unrealized gain (loss) on marketable securities
Net loss                                                                                    (52,633)
                                                    --------------- -----    ----------     -------

Comprehensive loss


BALANCE, DECEMBER 31, 2000                            25,986,947    $ 260    $ 139,900    $ (82,439)
                                                      ==========      ===      =======      =======

Issuance of common stock pursuant to exercise
 of stock options                                         79,060        1           14
Issuance of common stock pursuant to conversion
 of convertible debentures, net of debt
 discount and issuance costs                             366,334        3          696
Compensation expense related to stock option plan                                  300
Unrealized gain (loss) on marketable securities
Net loss                                                                                    (15,175)
                                                    --------------- -----    ----------     -------

Comprehensive loss


BALANCE, MARCH 31, 2001                               26,432,341    $ 264    $ 140,910    $ (97,614)
                                                      ==========      ===      =======      =======


                                                      Accumu-
                                                       lated
                                                       other
                                                       compre-                  Compre-
                                                       hensive                  hensive
                                                      income (loss)   Total   income (loss)
                                                     --------------   -----   -------------
BALANCE, JANUARY 1, 2000                               $ (251)      $ 54,209
                                                        =====        =======

Issuance of common stock for acquisitions                             48,365
Issuance of common stock pursuant to exercise
 of stock options                                                      1,009
Issuance of common stock pursuant to Employee
 Stock Purchase Plan                                                   1,192
Compensation expense related to stock option plan                      1,236
Discount on convertible debenture                                      4,092
Unrealized gain (loss) on marketable securities           257            257         257
Net loss                                                             (52,633)    (52,633)
                                                       ------        -------     -------

Comprehensive loss                                                             $ (52,376)
                                                                                 =======

BALANCE, DECEMBER 31, 2000                                $ 6       $ 57,727
                                                            =        =======

Issuance of common stock pursuant to exercise
 of stock options                                                         15
Issuance of common stock pursuant to conversion
 of convertible debentures, net of debt discount
 and issuance costs                                                      699
Compensation expense related to stock option plan                        300
Unrealized gain (loss) on marketable securities          (366)          (366)       (366)
Net loss                                                             (15,175)    (15,175)
                                                       ------        -------     -------

Comprehensive loss                                                            $ (15,541)
                                                                                =======

BALANCE, MARCH 31, 2001                                $ (360)     $ 43,200
                                                         =====      =======




        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Three months ended
                                                                                              March 31,
                                                                                     -----------------------------
                                                                                         2000           2001
                                                                                         ----           ----
Cash flows from operating activities
         Net loss                                                                      $ (10,988)     $ (15,175)
         Adjustments to reconcile net loss to net cash used in operating activities
              Depreciation                                                                 1,839          3,025
              Amortization of goodwill                                                     2,278          3,708
              Amortization of debt discount                                                                 321
              Provision for bad debts                                                        110             51
              Realized loss on marketable securities                                                      1,712
              Gain on sale of property and equipment                                                        (23)
              Compensation expense related to stock option plans                             309            300
              Changes in assets and liabilities, net of acquisitions
                Accounts receivable                                                       (1,796)          (721)
                Due from related parties                                                    (952)           (91)
                Prepaid expenses, other current assets and other assets                      592            (59)
                Accounts payable                                                              58          5,380
                Accrued payroll, expenses and other liabilities                             (448)           375
                Deferred revenue                                                             (41)          (587)
                                                                                       ----------     ----------
              Net cash used in operating activities                                       (9,039)        (1,784)
                                                                                       ---------      ---------

Cash flows from investing activities
         Purchases of property and equipment                                              (5,690)        (1,051)
         Proceeds from sales of marketable securities                                     15,842          4,093
         Investment in certain businesses, net of cash acquired                           (9,653)          (118)
         Payments received on notes receivable                                                 1              1
         Proceeds from sale of property and equipment                                                       219
                                                                                       ---------      ---------
              Net cash provided by investing activities                                      500          3,144
                                                                                       ---------      ---------

Cash flows from financing activities
         Issuance of common stock, net of issuance costs                                      90             15
         Convertible debenture issue costs                                                                  (62)
         Proceeds from (payments of) line of credit borrowings, net                                        (437)
         Principal payments on long-term debt and capital leases                          (1,182)        (1,187)
         Proceeds received from long-term debt and capital leases                                         2,331
                                                                                       ---------      ---------
              Net cash provided by (used in) financing activities                         (1,092)           660
                                                                                       ----------     ---------

              Net increase (decrease) in cash and cash equivalents                        (9,631)         2,020

Cash and cash equivalents, beginning of period                                            14,834          5,733
                                                                                       ---------      ---------

Cash and cash equivalents, end of period                                               $   5,203      $   7,753
                                                                                       =========      =========

Supplemental disclosures of cash flow information
         Cash paid during the period for interest                                      $     278      $     423

Non-cash investing and financing transactions
         Fixed asset acquisitions financed through capital lease obligations           $   5,029      $     112
         Conversion of convertible debentures to equity                                                     699
         Acquired stock in exchange for cancellation of accounts receivable                                 760
         Unrealized holding (loss) gain on available for sale securities                     168           (366)
         Investment in businesses

               Fair value of assets acquired, net of cash acquired                        48,406            118
              Liabilities assumed                                                          4,792
              Issuance of common stock for investment in businesses                       23,961
              Issuance of temporary equity for investment in businesses                   10,000



        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     AppliedTheory Corporation was incorporated in the State of New York in November 1995 and reorganized as a Delaware corporation on January 28, 1999.

     The Company is a provider of Internet business solutions offering a full suite of web hosting, Internet solutions, e-Business, Internet connectivity and security services to give customers a single source for all their Internet needs.

     The Company operates as one business segment and follows the requirements of Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information."

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These financial statements for the three months ended March 31, 2000 and 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company as of and for the year ended December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods have been reflected. Operating results for the three month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000.

     In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company under current market conditions. There can be no assurance that the Company will be able to increase its liquidity through the pursuit of these initiatives. The Company has also completed the consolidation of duplicate network operations facilities and is continuing ongoing initiatives to reduce non-essential personnel and controllable costs such as travel and capital expenditures. In addition, the Company is pursuing various financing arrangements to allow the execution of our business plan. Management believes, although there can be no assurance, that implementation of these initiatives, and assuming a favorable resolution of the litigation with the former CRL shareholders (see Note L), there will be sufficient cash flow for the next twelve months.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE B - ACQUISITIONS

     In connection with the acquisition of CRL Network Services, Inc. ("CRL") in January 2000, the Company entered into a put option agreement requiring the Company, at the option of the

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     holders, to repurchase a total of up to 625,000 shares of AppliedTheory common stock in two equal installments, not to exceed $10,000,000 in the aggregate, on the first and second anniversary of the acquisition. In the event that the average closing price for AppliedTheory common stock as reported on the Nasdaq National Market for any period of at least 30 consecutive days beginning 180 days after the closing of the merger shall exceed $24.00, the second put option will terminate. The Company has classified the redemption price of $10,000,000 as temporary equity. No amounts have been paid as of March 31, 2001 (see Note L).

     Under escrow provisions of the merger agreements in connection with the acquisitions of CRL, The Cordada Group, Inc. ("Cordada") and Team Tech International, Inc. ("Team Tech") in 2000, the Company has placed 285,507, 160,000 and 51,628 shares, respectively, of its common stock in escrow. These shares are issuable to the former owners of the companies but may be forfeited, in whole or in part, in the event that various contingencies as defined in the merger agreements occur. Such amounts will be recorded as additional cost of the acquired company when the number of shares to be issued, if any, becomes determinable beyond a reasonable doubt. At March 31, 2001, no shares had been issued since the outcome of the contingencies was not determinable.

NOTE C - COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended March 31, 2000 and 2001, was as follows:

                                                              2000              2001
                                                         ------------     ----------
                                                                 (in thousands)
          Net loss attributable to common stockholders     $ (10,988)      $  (15,175)
          Other comprehensive income (loss):
            Unrealized gain (loss) on
               marketable securities, net of
               income tax                                        168             (366)
                                                             ---------      -----------
          Comprehensive loss                              $  (10,820)      $  (15,541)
                                                           ==========       ==========



NOTE D - LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, warrants and convertible securities. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation of basic and diluted loss per share for each of the periods presented. Potential common shares that were excluded from the computation of diluted loss per share consisted of stock options, warrants and convertible securities outstanding of 3,417,000 and 8,511,000 for the three months ended March 31, 2000 and 2001, respectively.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - OTHER LIABILITIES

     The Company acquired CRL Network Services, Inc. in January 2000. In the fourth quarter 2000, the Company recorded $1.1 million in accrued liabilities for planned terminations of certain network and facility-related contracts and severance for certain employees in connection with the acquisition. Such terminations and severance are expected to occur by June 2001 and $0.5 million had been charged against these liabilities for the three months ended March 31, 2001.

     On December 21, 1998, the Company adopted a plan, which was approved by its Board of Directors, to close a leased facility, which principally is used as a Web hosting data center. The facility had experienced operational difficulties which limited its usability as a Web hosting site and its ability to generate sufficient revenues to continue in operation. In connection with the plan of abandonment, the Company recorded a $900,000 charge to other expense for the year ended December 31, 1998 consisting of
     (i) a $486,000 write-down of equipment and leasehold improvements to management's estimate of their fair value, based on the anticipated discounted future cash flows through the date of abandonment, of approximately $70,000, and (ii) a $414,000 accrued liability, included in accrued expenses at December 31, 1998, relating to equipment leases and facility operating leases, (net of anticipated subrental income) expiring in October 2001 and May 2006, respectively. This accrued liability provides for only those costs subsequent to exiting the facility and costs prior thereto will be recognized during the period they are incurred. For the three months ended March 31, 2000 and 2001, $0 and $43,000, respectively, had been charged against the aforementioned accrued liability. These costs were included in other income (expense) in the financial statements. As of March 31, 2001, management has completed a significant portion of the exit plan and charged aggregate costs of $245,000 against the liability.

NOTE F - LONG-TERM DEBT

     Lines of Credit

     On January 20, 2001, the Company renewed a credit agreement with a commercial bank for an aggregate amount of $7,500,000 through January 19, 2002. Interest is charged and payable on a monthly basis as determined by the Company, either on the LIBOR plus 40 basis points or a prime rate basis less 200 basis points (6.0% on March 31, 2001). The credit facility is collateralized by a maximum of $5,500,000 of cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NYSERNet.net, Inc. ("NET").

     In accordance with the terms of the credit agreement, the bank issued standby letters of credit in the Company's name for $1,450,000, expiring January 19, 2002, pursuant to the credit agreement, collateralizing the Company's obligation to third parties for real property leases. The Company's available credit under its line of credit agreement is effectively reduced by the outstanding amount of these letters of credit.

     At March 31, 2001, the Company had $5,750,000 outstanding and $550,000 available under lines of credit. The average interest rate on outstanding borrowings was 6.1% at March 31, 2001.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Equipment Financing

     The Company has entered into various equipment financing agreements with secured lenders. Borrowings under these agreements are repayable in monthly installments with interest at fixed rates ranging from 10.3% to 13.5% through June 2003. In connection with these equipment financings, the Company was required to place on deposit $753,000 as additional collateral. The security deposits are included in "Other assets" at March 31, 2001 and earn interest at a rate of approximately 5.0% per annum. One half of the security deposit is refundable on September 1, 2001 and the remaining balance will be used for monthly lease payments commencing May 1, 2002.

     Capital Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2005, with implicit interest rates ranging from 10.0% to 16.6%. In connection with the financing, the Company was required to maintain a cash deposit of $540,000 as additional collateral. This deposit comprises a portion of the total restricted cash balance of approximately $675,000 at March 31, 2001.

     The following is a summary of future minimum lease payments under capital leases as of March 31, 2001.

                                                            (in thousands)
         Year ending December 31,
         2001                                                      $ 3,736
         2002                                                        4,438
         2003                                                        1,916
         2004                                                          317
         2005                                                          10
                                                                     ------

         Total minimum lease payments                               10,417

         Less amounts representing interest                         1,544
                                                                    ------

         Present value of minimum lease obligation               $  8,873
                                                                 ========


NOTE G - CONVERTIBLE DEBENTURES

     On June 5, 2000 the Company entered into a purchase agreement (the "Purchase Agreement") with seven institutional investors (the "Investors") and issued $30 million in 5% convertible debt financing (the "Debentures"). On January 9, 2001, the Company amended the agreements with the Investors whereby the Company and the Investors modified certain significant components of the June 5, 2000 purchase agreement and the registration rights agreement. The amended and restated agreement (the "Amended Agreement") eliminated the Investors' option to purchase up to $10 million of the Company's common stock. It also eliminated the Company's option to require the Investors to purchase an additional $10 million of the Company's common stock. Under related agreements with these Investors, the Company can also receive up to an additional $13 million over the next five years from the

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     exercise of warrants for the purchase and sale of the Company's common stock. The current warrant exercise price is $6.00 per share. The maximum investment by the Investors in the Company under the amended agreements is an aggregate of $43 million, $30 million of which was invested when the Investors purchased the Debentures.

     The Debentures earn interest at 5% per annum payable semi-annually in June and December and mature on June 5, 2003. At the Company's option, interest can be added to principal or paid. On December 5, 2000, accrued interest of $750,000 was added to the principal of the Debentures. Principal and interest accrued on the Debentures are convertible into common stock at the option of the holder. These Debentures are presently convertible into approximately 1.8 million shares of common stock at a conversion price of $16.69 per share at any time until maturity. On June 5, 2001 and at six month intervals thereafter, ending June 5, 2003, the conversion price will reset downward if the average trading price during a period defined in the Debentures is less than the Company's stock price during the period when the initial conversion price was set. The Company may require the Investors to convert the convertible debentures into common stock if the volume weighted average price of the common stock exceeds $33.38 on each of 60 consecutive trading days.

     During each calendar month, in addition to its other conversion rights, under the Amended Agreement the Investors may now convert up to a total of $15 million of convertible debentures in monthly installments equal to the greater of $3 million or 20% of the aggregate dollar sale volume of the Company's common stock for the 21 trading days preceding an investor's delivery of a notice to convert. The conversion price for a monthly conversion will be based on the volume weighted average price of the Company's common stock during the 4 consecutive 5 trading day periods during the 20 trading days beginning 3 days after the investor's delivery of a conversion notice. In the event a conversion notice is given, the Company has the right to redeem the debentures sought to be converted. The Investors can also convert an additional 50% of the amount submitted on each conversion notice if certain criteria are met. During the three months ended March 31, 2001, $699,000 of the convertible debentures' principal, net of debt discount and issuance costs, was converted into 366,334 shares of our common stock. Due to these conversion rights, $13,268,000 of the convertible debentures are included in current liabilities at March 31, 2001.

     The Company now has the right to redeem up to $14,750,000 of the 5% convertible debentures, with such amount declining $1.00 for each $3.00 of convertible debentures the Investors elect to convert as described in the preceding paragraph. If the Company elects to so redeem any of the 5% convertible debentures, the Investors can convert such 5% convertible debentures into common stock at the volume weighted average price of the common stock for the 5 trading days preceding their receipt of the Company's redemption notice.

     The Amended Agreement contains certain restrictions on the Company's ability to redeem common shares pursuant to a certain put option agreement (see Note B) until July 11, 2002, unless certain liquidity criteria are satisfied.

     The Investors also received warrants to purchase up to $13,000,000 of the Company's common stock under the amended agreements. The warrants as amended are presently exercisable to purchase up to 2,166,667 shares of AppliedTheory for $6.00 per share and expire on June 5, 2005. The warrant exercise price will reset upon the issuance of securities at a per share price below the warrant exercise price or the occurrence of certain other events.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Based on an independent valuation of the Debentures and related warrants and options the Company recorded a $3.9 million debt discount and corresponding increase in additional paid in capital representing the allocation of proceeds to the detachable warrants and Investor's call option. The carrying value of the Debentures is being accreted to the face value of $30 million using the interest method over the life of the Debentures. The accretion was $321,000 for the three months ended March 31, 2001.

NOTE H - STOCK OPTIONS

     Certain options and stock appreciation rights were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock. The Company recorded $309,000 and $300,000 of compensation expense associated with these options and stock appreciation rights for the three months ended March 31, 2000 and 2001, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

     Transactions with NET and ORG

     The Company has a resale agreement with NYSERNet.org, Inc. ("ORG") to serve as ORG's provider for Internet services and network management solutions to ORG's customer base under contractual arrangements. ORG's customers consist of (i) unrelated customers for which ORG serves as a conduit to the sales transactions between the Company and these customers and (ii) member institutions of ORG. In addition, the Company provides services to ORG principally related to network operations and development. The Company's revenues from ORG's customer base and services to ORG for the following periods are:

                                           Three Months Ended
                                                March 31,
                                          --------------------
                                            2000         2001
                                       -------------  --------
                                             (in thousands)
          Unrelated customers           $      752     $    1,138
          Member institutions                1,265          2,003
          Services to ORG                      707            824
                                         ---------     ----------
                                        $    2,724     $    3,965
                                        ==========     ==========


     During the three months ended March 31, 2000, the Company charged NET and ORG approximately $25,000 and $75,000 in management fees, respectively. During the three months ended March 31, 2001, the Company charged NET and ORG approximately $17,000 and $53,000 in management fees, respectively.

NOTE J - INVESTMENTS IN PLANNING TECHNOLOGIES, INC. AND RED HAT, INC.

     On June 22, 1999, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Planning Technologies, Inc. ("PTI"), a Georgia corporation, which provides consulting and network engineering services, along with Grumman Hill

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     On April 4, 2000, the Company converted 2,976,190 shares of PTI's Convertible Preferred Stock into common shares and received 1,816,173 additional shares of common stock in exchange for the termination of the Stock Purchase Agreement. This increased the Company's ownership percentage to 16% of PTI's common stock on a fully diluted basis. The Company also invested an additional $250,000 in PTI in connection with the reorganization of PTI in exchange for 564,498 shares of common stock. After the reorganization the Company owned approximately 8.5% of PTI's outstanding common stock. The Company accounted for the investment under the cost method.

     On February 26, 2001, PTI merged with Red Hat, Inc. ("RHAT"), a publicly traded company on the Nasdaq Stock Market. As a result of the merger, the Company converted 5,356,861 shares of PTI into 521,769 shares of common stock of RHAT and recorded a realized loss of $1.7 million based on the investment's fair value of $3.6 million on February 26, 2001. At March 31, 2001, the fair value of $3.2 million was classified as an available for sale marketable security and the unrealized loss of $0.4 million, net of taxes, on the investment was included in stockholders' equity as a component of accumulated other comprehensive income (loss). The shares may be freely traded by the Company upon the effectiveness of a Form S-3 registration statement and compliance with other conditions of the merger agreement by Red Hat, Inc.

NOTE K - STOCK PURCHASE AGREEMENT

     On February 22, 2001, the Company completed a stock purchase arrangement with Crescent International Ltd., an investment fund managed by GreenLight (Switzerland) SA of Geneva, Switzerland, that provides the Company with financing ability of up to $30 million to fund operations and infrastructure requirements. The arrangement provides that Crescent will buy up to $30 million worth of AppliedTheory common stock, should the Company choose to sell. Under the terms of the transaction, the Company has the right, but is not obligated, to exercise the option, in whole or in part. The amount of shares that the Company can sell is contingent upon certain trading volume and share price parameters. The Company can sell the shares at a price equal to 93% of the average price of its common stock during the lowest three consecutive trading days during the 22 trading days preceding the sale. Based on the 22 trading days' volume and closing prices of AppliedTheory common stock for the period ended April 30, 2001, the Company could have sold approximately $400,000 of its shares under the initial purchase and, assuming the trading volume and closing price of its common stock remained constant, an additional $300,000 per month thereafter. If the price of the Company's common stock is below $1.00 on any of the eight trading days beginning on the day it notifies Crescent of its intention to sell common stock or, if the average of the closing price times the trading volume of its common stock for the 22 trading days preceding such notice is less than $150,000, the Company can only sell $50,000 of its common stock to Crescent.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     If the Company chooses to sell its common stock under the agreement, the Company must issue warrants to Crescent entitling it to purchase, in the aggregate, up to $3,000,000 of AppliedTheory common stock at an exercise price equal to 150% of the purchase price in effect at the first sale, subject to certain adjustments. In connection with this agreement, the Company also undertook to register for public resale under the Securities Act of 1933, as amended, all the shares of AppliedTheory common stock issuable, should the Company elect to sell its common stock under the agreement, or upon exercise of the warrants.

NOTE L - LEGAL PROCEEDINGS AND CONTINGENCIES

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

     On December 13, 2000, James G. Couch filed a complaint in New York state court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000, pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract which the Company seeks compensatory and punitive damages. In addition, the Company plans to pursue claims under the escrow agreement against Mr. Couch. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all of his claims, striking the Company's fraud defense to the extent it seeks a

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, 2001, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9, 2001 took place on April 5, 2001. This litigation is in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. However, if an unfavorable outcome does occur requiring the Company to pay cash to redeem the shares owned by the former CRL shareholders, the Company may not have sufficient financial resources to meet the obligation. At December 31, 2000, the Company has $10 million recorded as temporary equity in connection with these put options.

     There can be no assurance whether these matters will be determined in a manner that is favorable to the Company or, if adversely determined, that such determination would not have a material adverse effect upon the Company's business, financial condition or results of operations.

     The Company is not involved in any other legal proceedings which it believes would, if adversely determined, have a material adverse effect upon its business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read and consider the following discussion in conjunction with our audited financial statements and notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as of and for the year ended December 31, 2000 which is included in Form 10-K (File No. 000-25759), as filed with the SEC.

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

OUR COMPANY

         Industry veteran AppliedTheory combines its knowledge base with the ability to build, integrate and manage Internet business solutions for corporations wanting to remain competitive in an increasingly complex economy. We offer a comprehensive and fully integrated suite of managed web hosting, Internet solutions and connectivity and security services, which enable us to provide a variety of outsourced managed hosting services options for large enterprise business needs.

         We help businesses use the Internet to increase profit, decrease costs and meet business objectives.

MANAGED HOSTING SERVICES AND THE LIFE-CYCLE SUPPORT MODEL

         Today, companies are looking beyond their own resources to meet their Internet solutions objectives and to fulfill their Web hosting requirements. These companies need to ensure the long-term success of their critical, hosted applications, such as e-commerce, benefits management, process management, or any other traditional information technology function that is being migrated to the Internet environment. Each of these areas makes an important contribution to the success of an organization's business plan. We believe - and our experience has shown - that companies often want the cost savings and flexibility of managed hosting and outsourcing these applications.

         The more critical and more complex the application, the more these companies might require full support for the life cycle of that application. Thus, fully integrated Internet solutions become the pathway to a hosting solution and vice versa. We call this self-perpetuating process our "life cycle support."

WE FOCUS ON INTEGRATED INTERNET BUSINESS SOLUTIONS

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

WE PARTNER WITH OUR CUSTOMERS

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

OUR EXPERTISE IS EVIDENT IN OUR HANDS-ON EXPERIENCE

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

     - We provide Internet solutions to some of America's leading companies, including AOL Time Warner, Eddie Bauer and Carrier Corporation.

     - The New York State Department of Labor awarded AppliedTheory a five-year $82 million contract extension in November 2000 to continue to manage and host America's Job Bank, which we believe is the world's largest online employment database. We created the original site design and continue to operate and manage the site.

     - We assisted Johns Hopkins University's Department of Medicine in developing a new Internet-based, content management application providing physicians with instantaneous information pulled from the hospital's database for treating infectious diseases. We also host and manage the web site that provides their doctors and health care professionals round-the-clock access to this life-saving data.

     - Ingersoll-Rand, one of the world's largest industrial manufacturers, expanded their relationship with us through an agreement to provide managed hosting and applications for their Bobcat line of equipment.

     - Snapper Mowers, the lawn and garden equipment manufacturer, contracted with us to redesign and re-engineer their web site and build extranet applications to take all levels of their dealer relations, sales and warranty services online.

     - Our government work continues to expand as a result of a new General Services Administration ("GSA") contract. This contract qualifies the Company to sell e-business services directly to Federal agencies. The GSA is one of three central management agencies of the Federal Government. We have expanded our application development for the State Department and added the State of Hawaii as a new customer. In addition, we are working with the U.S. Forest Service on the redesign of their web operations.

OUR EXPERTISE SPANS MANY INDUSTRIES

         AppliedTheory's concentration on providing mission-critical applications to key industries makes us highly knowledgeable in numerous vertical markets, including:

     - EDUCATION - We provide Internet solutions to many of the nation's colleges and universities.
     - HEALTHCARE - We develop healthcare applications for medical professionals, supplying technology to address and meet the demand for online healthcare delivery systems.
     - GOVERNMENT - We have worked to develop teams of software engineers and consultants with the experience and expertise to efficiently fulfill the special requirements that governmental institutions face.

STRONG ALLIANCES EXPAND OUR CAPABILITIES

         To ensure our customers have access to today's leading technology, we have developed various business relationships with major Internet technology companies, including:

     - AT&T - We utilize AT&T's national IP network, peering and co-location services to supply the majority of our network infrastructure.
     - Cisco - Their high-end routers and switches serve as the core of our network backbone and web hosting infrastructure.
     - Compaq - Their development, Web and file servers are the foundation for our NT and Linux hosting product line.
     - EDS - They supply high-end and large scale technology project management support.
     - IDS Scheer - They assist us in business process reengineering. - Microsoft - We are a Microsoft Certified Solutions provider.
     - Pivot Technologies - They provide our customers with network security integration expertise and firewall support.

     - Sprint - We utilize Sprint's national IP infrastructure to provide certain peering relationships.
     - Sun Microsystems - Their development, Web and file servers are the foundation for our UNIX hosting product line.

WE CONTINUE TO EXECUTE OUR BUSINESS PLAN

         We believe that the recurring revenue realized from our managed hosting services offering is an important element of our business strategy.

         We continue to grow our business. We have been able to increase our repeat business and add valuable new customers during the first quarter of 2001. In addition, our year-over-year revenue growth has been strong, especially considering the recent market downturn. We continue our core business focus on fast-growing, high-margin outsourced and managed hosting and have created a more efficient, streamlined delivery machine which allows us to produce better long-term recurring revenue.

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

         Our growth strategy dictates that we will continue to look for targeted, strategic acquisitions, with a view towards make-versus-buy. We find that these strategic acquisitions resonate with our business model, and their teams bring new ideas, new skills and, of course, new customers. However, although we continue to have long-term aspirations for expansion, we expect our acquisitions during 2001 to be fewer than in the prior year as a result of the currently existing market conditions.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         The following table and discussion highlights the revenues of the Company.

                                                              Three months ended
                                                                   March 31,
                                                          2000       2001    Increase
                                                                (in millions)
          Net revenues
            Web hosting                                   $  1.7    $  7.4   $  5.7
            Internet solutions                               6.6       5.3     (1.3)
            Internet connectivity                            7.5       7.5      0.0
                                                           -----     -----   ------
          Total net revenues                               $15.8     $20.2   $  4.4
                                                           =====     =====   ======

          Percent of total revenue
            Web hosting                                     11%       37%
            Internet solutions                              42        26
            Internet connectivity                           47        37
                                                          -----      ----
          Total net revenues                               100%      100%
                                                           ====      ====

         Total net revenues increased 28%, or approximately $4.4 million, from $15.8 million in the three months ended March 31, 2000 to $20.2 million in the three months ended March 31, 2001.

         As the table above illustrates, revenue from web hosting has become a more significant component of our total revenue as we continue to place more of a business emphasis on the higher-margin outsourced and managed web hosting services. Our web hosting revenue growth of 330% illustrates the dramatic expansion of these services from the three months ended March 31, 2000 to the three months ended March 31, 2001.

         WEB HOSTING REVENUE increased by approximately $5.7 million, from $1.7 million during the three months ended March 31, 2000 to $7.4 million for the three months ended March 31, 2001. These services include:

     - fully managed application hosting including equipment, monitoring and maintenance services;

     - co-located and shared web hosting services in our state of the art web hosting centers; and

     - event solutions consisting of managed hosting, integration services, and a software suite of web-based event tools known as CyberCentral(TM).

         The continued expansion of our web hosting customer base and product line accounted for $1.8 million of the increase in comparison to the same period in 2000. In addition, approximately $1.3 million of the increase in the three months ended March 31, 2001 was the result of revenue from our event solutions, CyberCentral(TM). An increase in the managed web hosting services provided to the New York Department of Labor in connection with America's Job Bank provided an additional $2.6 million in hosting revenue during the three months ended March 31, 2001.

         INTERNET SOLUTIONS REVENUE decreased by approximately $1.3 million, from $6.6 million during the three months ended March 31, 2000 to $5.3 million for the three months ended March 31, 2001. These services include:

     -    linking existing databases and legacy systems with the Web;

     - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers; and

     -    developing business-to-business and business-to-consumer Web sites.

         The Internet solutions revenue related to the services provided to the New York State Department of Labor in connection with America's Job Bank decreased $4.6 million during the three months ended March 31, 2001 in comparison to the same period in 2000. This decrease was primarily due to a shift in focus to more managed web hosting services provided to America's Job Bank as discussed above. However, offsetting the decrease, was an increase in revenue from our other Internet solutions customers obtained organically and through acquisitions which increased by $3.2 million, reflecting the continued diversification and expansion of our customer base. During the three months ended March 31, 2001, revenue from customers other than the New York State Department of Labor was 72% of total Internet solutions revenue, up from 9% during the same period in 2000.

         INTERNET CONNECTIVITY REVENUE remained relatively stable during the three months ended March 31, 2001, as compared to the same period in 2000. These services include:

     - providing high-speed broadband internet connections to businesses and institutions at speeds ranging from OC-3 to fractional T-1;

     -    nationwide dial access through over 480 points-of-presence;

     -    digital subscriber line (DSL) services; and

     - infrastructure and connectivity engineering special projects provided to NET.


COSTS AND EXPENSES

         The following table and discussion highlights the costs and expenses of the Company.

                                                              Three months ended
                                                                   March 31,
                                                           2000       2001     Increase
                                                                 (in millions)

          Cost of revenues                               $  11.0      $13.8   $  2.8
          Sales and marketing                                6.7        6.1     (0.6)
          General and administrative                         4.9        5.4      0.5
          Research and development                           0.2        0.6      0.4
          Depreciation                                       1.8        3.0      1.2
          Amortization                                       2.3        3.7      1.4
          Other                                              0.0        1.7      1.7
                                                         -------     ------  -------
           Total costs and expenses                        $26.9      $34.3     $7.4
                                                           =====      =====     ====


     COST OF REVENUE. Cost of revenue increased approximately $2.8 million, from $11.0 million in the three months ended March 31, 2000 to $13.8 million in the three months ended March 31, 2001. The increase in cost of revenues was primarily attributable to the factors below.

     - Increased labor costs to support our revenue growth of approximately 28% versus the same period in the prior year added $2.7 million in costs during the three months ended March 31, 2001. These costs are a result of the expansion of web hosting services, additional Internet solutions contracts, and labor to integrate our two networks and staff our new and expanded web hosting centers.

     - The remaining increases are a result of other costs to support our revenue and customer growth.

         As a percentage of revenue, cost of revenue decreased to 68% for the three months ended March 31, 2001 from 70% in the three months ended March 31, 2000.

         SALES AND MARKETING. For the three months ended March 31, 2000 and 2001, sales and marketing expenses were approximately $6.7 million and $6.1 million, respectively. Our sales and marketing expenses have decreased as we have continued efforts to train and structure our sales force to target specific types of customers. As a result of refining our sales and marketing approach, we have been able to increase sales productivity. The largest components of the decrease for the three months ended March 31, 2001, were:

     - $0.5 million in decreased costs associated with our marketing program and product management efforts; and

     - $0.1 million in decreased occupancy costs and other costs that support our sales presence.

         Sales and marketing expense, as a percentage of revenue, decreased to approximately 30% for the three months ended March 31, 2001 from 42% for the three months ended March 31, 2000.

         GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 2000 and 2001, general and administrative expenses were approximately $4.9 million and $5.4 million, respectively. The increase in general and administrative expenses of $0.5 million during the three months ended March 31, 2001 was primarily attributable to:

     -    $0.2 million in costs related to salaries of new personnel;

     - $0.1 million in increased real estate occupancy costs from the companies we acquired during 2000;

     - $0.2 million in additional audit, legal and other professional service costs; and

     - other increases necessary to manage the financial, legal and administrative aspects of our business.

         For the quarter ended March 31, 2001, general and administrative expense decreased as a percent of revenue to 27% from 31% for the quarter ended March 31, 2000.

         RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our web hosting and Internet solutions service offerings. For the three months ended March 31, 2000 and 2001, research and development costs were approximately $0.2 million and $0.6 million, respectively. The increase in research and development costs of approximately $0.4 million in the three month period was primarily attributable to salaries and related costs to develop and design web hosting and Internet solutions products, such as Delta Edge(TM), which we believe is the first content distribution technology to accelerate Internet delivery of dynamic data with real-time changes.

         DEPRECIATION. For the three months ended March 31, 2000 and 2001, depreciation expense was approximately $1.8 million and $3.0 million, respectively. The increase of $1.2 million in the three months ended March 31, 2001 is primarily attributable to the acquisition of equipment and leasehold improvements to support our web hosting customer base and equipment used to support the expansion of our network infrastructure. A portion of the depreciation expense increase also resulted from additional office furniture and equipment necessary to support our expanded employee base.

         AMORTIZATION. For the three months ended March 31, 2000 and 2001, amortization expense was approximately $2.3 million and $3.7 million, respectively. Amortization expense relates to goodwill from businesses acquired during 2000 and is being amortized generally over five years.

         INTEREST EXPENSE. Interest expense has increased $0.9 million from $0.3 million to $1.2 million for the three months ended March 31, 2000 and 2001, respectively. The increase is mainly the result of approximately $0.6 million in debt discount amortization and interest expense charges on the $30 million 5% convertible debentures issued on June 5, 2000. Interest expense from new equipment leases and loans account for the remainder of the increases.

         INTEREST INCOME. Interest income has decreased from $0.4 million to $0.1 million for the three months ended March 31, 2000 and 2001, respectively. This decrease was due primarily to a decrease in the amount of assets available to invest.

         NET LOSS. Net loss attributable to common stockholders for the quarter ended March 31, 2001 was approximately $15.2 million or $0.58 per share, compared with approximately $11.0 million or $0.48 per share for the quarter ended March 31, 2000. However, the increase in our loss per share was primarily due to the one-time, non-cash adjustment for the loss on the sale of the PTI shares of $1.7 million in the first quarter of 2001 (see Note J to the financial statements) which resulted in our loss per share increasing from $0.51 to $0.58.


LIQUIDITY AND CAPITAL RESOURCES

         On June 5, 2000, we entered into a purchase agreement and issued a total of $30 million in 5% convertible debentures due June 5, 2003 to seven institutional investors. On January 9, 2001, this agreement was amended and restated. These debentures are convertible into shares of our common stock and mature on June 5, 2003. See additional discussion in Note G to the financial statements. After payment of approximately $1.0 million in fees and expenses, net proceeds of approximately $29.0 million were received. The remaining proceeds are being used to fund our operations, working capital requirements and capital expenditures.

         At March 31, 2001, we had $7.8 million in cash and cash equivalents, of which $0.7 million is restricted, $3.2 million in marketable securities and a $17.2 million working capital deficit. Although we have utilized the available proceeds from our IPO and a significant portion of the proceeds from the issuance of 5% convertible debentures, we have several sources of additional funds at our disposal. These include the liquidation of marketable securities and other investments, the use of vendor financing and, if needed, a stock purchase arrangement with Crescent International Ltd. that provides the company with financing ability in a series of defined tranches of up to $30 million subject to various limitations (see discussion below and Note K to the financial statements).

         - Once registered, we will have the ability to freely liquidate up to 521,769 shares of Red Hat, Inc. common stock due to the acquisition of Planning Technologies, Inc. ("PTI") by Red Hat, Inc. on February 26, 2001. As a result of the acquisition, we exchanged our interest in PTI (see Note J to the financial statements for additional discussion on PTI investment) for shares of Red Hat, Inc. common stock. The shares were valued at approximately $3.2 million on March 31, 2001 and may be freely traded by us upon the effectiveness of a Form S-3 registration statement and compliance with other conditions of the merger agreement by Red Hat, Inc.

         - In the first quarter of 2001, we received commitments for a combined total, ranging from $8.6 million to $13.0 million dependent upon meeting certain financial conditions, in vendor financing from two leading technology companies. As of March 31, 2001, we have used $2.3 million of our available financing to acquire equipment to meet the increasing demands for our network and web hosting services by our customers.

         - On February 22, 2001, we completed a stock purchase arrangement with Crescent International Ltd., an investment fund managed by GreenLight (Switzerland) SA of Geneva, Switzerland, that provides us with financing ability of up to $30 million to fund operations and infrastructure requirements. The arrangement provides that Crescent will buy up to $30 million worth of AppliedTheory common stock, should we choose to sell. Under the terms of the deal, we have the right, but are not obligated, to exercise the option, in whole or in part. The amount of shares that the Company can sell and the value at which those shares can be sold is contingent upon certain trading volume and share price parameters. If the price of our common stock is below $1.00 on any 8 trading days beginning on the day we notify Crescent our intention to sell common stock or, if the average of the closing price times the trading volume of our common stock for the 22 trading days preceding such notice is less than $150,000, we can only sell $50,000 of our common stock to Crescent. Based on the 22 trading days' volume and closing prices of our common stock for the period ended April 30, 2001, assuming that the trading volume remains constant and the closing price of our common stock exceeds $1.00 for the 8 days following delivery of notice, we estimate that approximately $0.4 million would be available under the initial purchase with an additional $0.3 million available per month thereafter. See additional discussion in Note K to the financial statements.

         Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $97.6 million at March 31, 2001, and have used $1.8 million in cash in the aggregate to fund operations during the first quarter of 2001.

         - Net cash used in operating activities for the three months ended March 31, 2000 and 2001 was approximately $9.0 million and $1.8 million, respectively. The decrease of $7.2 million was principally a result favorable working capital changes of $6.9 million, increased amortization of goodwill of $1.4 million, additional depreciation expense of $1.2 million and realized loss on marketable securities of $1.7 million offset by increased net losses from operations of $4.2 million.

         - Net cash provided by investing activities for the three months ended March 31, 2000 and 2001 was approximately $0.5 million and $3.1 million, respectively. The increase in the net cash provided by investing activities of approximately $2.6 million was primarily associated with the decrease in the investment in acquired companies of $9.5 million and the decrease in purchases of property and equipment of $4.6 million offset by the decrease in the proceeds from sales of marketable securities of $11.7 million.

         - For the three months ended March 31, 2000, cash of approximately $1.1 million was used in financing activities. For the three months ended March 31, 2001, cash of approximately $0.7 million was provided by financing activities. This increase of approximately $1.8 million consists principally of a $2.3 million increase in proceeds from long-term debt and capital leases offset by an increase in payments on line of credit borrowings of $0.4 million.

         We may need up to $10 million during the next year to satisfy obligations under a put option agreement in connection with our acquisition of CRL Network Services, Inc. Payment of these obligations is subject to the resolution of certain legal proceedings described in Part II, Item 1 - "Legal proceedings" of this quarterly report. In addition, the 5% convertible debentures contain certain restrictions on our ability to redeem common shares pursuant to this put option agreement until July 11, 2002, unless certain liquidity criteria are satisfied. If an unfavorable outcome does occur requiring us to pay cash to redeem the shares owned by the former CRL shareholders, we may not have sufficient financial resources to meet the obligation.

         We have made capital investments in our web hosting centers, network and other capital assets totaling $11.6 million and $16.8 million in the years ended December 31, 1999 and 2000 and $1.2 million in the three months ended March 31, 2001. We acquired assets under capital leases for $1.5 million in 1999, $7.7 million in 2000, and $2.4 million in the three months ended March 31, 2001.

         At March 31, 2001 we had $3.2 million in marketable securities and $7.8 in cash, of which $0.7 million is restricted. In addition to these amounts and the aforementioned sources of funds at our disposal, we will need to raise additional funds through public or private financing, strategic relationships, the sale of non-strategic assets or other arrangements to complete the execution of our business plan. There can be no assurance that additional financing, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies and sell certain non-core assets. In response to current market conditions and as part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position ourselves under current market conditions. We have completed the consolidation of duplicate network operations facilities and are continuing the ongoing initiatives to reduce non-essential personnel and controllable costs such as travel and capital expenditures. Management believes, although there can be no assurance, that the implementation of these initiatives combined with the financing outlined above, and assuming a favorable resolution of the litigation with the former CRL shareholders, there will be sufficient cash flow for the next twelve months.

COMMITMENTS

         As of March 31, 2001, our operating lease obligations will be $4.5 million, $4.1 million and $3.1 million for 2001, 2002 and 2003, respectively, and $12.1 million thereafter. Our purchase commitments under various telecommunication agreements will be $5.0 million, $5.5 million and $5.0 million for 2001, 2002 and 2003, respectively, and $9.5 million thereafter.

         Annual maturities of our debt obligations are as follows: $17.4 million in 2001, $10.6 million in 2002 and $16.5 million in 2003. A majority of the debt maturing in 2001 represents $13.3 million in convertible debentures that will be redeemed only upon receipt of monthly conversion notices from the investors. In addition, we have the right to redeem the debentures through the issuance of our common stock or in cash in accordance with the terms of the amended and restated purchase agreement. See additional discussion in Note G to the financial statements. As a result, the repayment of these debentures may not adversely affect our working capital for 2001. The remaining debt maturing in 2001 includes $0.3 million in line of credit obligations and $3.8 million in capital lease and other equipment financing obligations. Debt maturing in 2002 includes $5.5 million in line of credit obligations and $5.1 million in capital lease and other equipment financing obligations. Debt maturing in 2003 includes the remaining $14.0 million in convertible debentures maturing on June 5, 2003 and $2.5 million in capital lease and other equipment financing obligations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2001, we had various financial instruments consisting of variable rate debt, short-term investments and convertible debentures entered into for purposes other than trading. The substantial majority of our outstanding debt obligations excluding the convertible debentures have variable interest rates of LIBOR plus 40 basis points or prime rate less 200 basis points. At March 31, 2001, the carrying value of our debt obligations approximate the fair value due to the debt discount recorded on the convertible debenture and the short maturity and/or variable interest rates of a majority of the other debt. The weighted average interest rate of our debt obligations at March 31, 2001 was 7.1%.

         Our investments are generally common stock securities. At March 31, 2001, all of our investments are classified as available for sale and are carried at fair value of $3.2 million. These investments are subject to market risk which is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices which would amount to $0.3 million at March 31, 2001. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is periodically involved in certain disputes, claims and threatened with or named as a defendant in lawsuits. Some of these disputes, lawsuits and threatened litigation include claims asserting alleged breach of agreements and some of them relate to unresolved issues of law arising out of or relating to the developing nature of the Internet and on-line services industries. See, for example, "Risk Factors -- Legal liability for distributing or publishing content over the Internet " in Item 5 of this Form 10-Q.

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

         On December 13, 2000, James G. Couch filed a complaint in New York State court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000 pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to re-purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. In addition, the Company plans to pursue claims under an escrow agreement against Mr. Couch. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all his claims, striking the

Company's fraud defense to the extent it seeks a rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, 2001, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9, 2001 took place on April 5, 2001. This litigation is in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. However, if an unfavorable outcome does occur requiring the Company to pay cash to redeem the shares owned by the former CRL shareholders, the Company may not have sufficient financial resources to meet the obligation. At March 31, 2001, the Company has $10 million recorded as temporary equity in connection with these put options.

         There can be no assurance whether these matters will be determined in a manner that is favorable to the Company or, if adversely determined, that such determination would not have a material adverse effect upon the Company's business, financial condition or results of operations.

         The Company is not involved in any other legal proceedings which it believes would, if adversely determined, have a material adverse effect upon its business, financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of March 31, 2001, the Company has used the proceeds from its IPO on May 5, 1999 and is currently using the remaining proceeds from the $30,000,000 in 5% convertible debentures issued on June 5, 2000 and amended on January 9, 2001 to fund its operations, working capital requirements, acquisitions and capital expenditures.

         During the three months ended March 31, 2001, proceeds of approximately $15,000 were generated from the exercise of options for 79,060 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our 1996 Incentive Stock Option Plan and were exercised by certain employees and directors. No issuances of common stock under our Employee Stock Purchase Plan occurred during the three months ended March 31, 2001. The shares issued pursuant to our 1996 and 1999 Option Plans and our Employee Stock Purchase Plan were registered through our registration statement on Form S-8 (File No. 333-83177), which we filed with the SEC on July 19, 1999.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the first quarter of 2001, no matters were submitted to a vote of security holders.

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

WE HAVE A HISTORY OF NET LOSSES AND EXPECT THESE LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE.

         We have incurred net losses and have experienced negative cash flows in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At March 31, 2001 and December 31, 2000 and 1999, we had an accumulated deficit of approximately $97.6 million, $82.4 million and $29.8 million, respectively. We incurred net losses of $15.2 million for the three months ended March 31, 2001 and $52.6 million, $14.1 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with our business plan, we anticipate making investments in sales and marketing, customer support and personnel. As a result of executing our business plan, we expect our net losses and negative cash flows on a quarterly and annual basis to continue in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our business plan. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

WE WILL NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN DILUTION OF YOUR SHAREHOLDINGS OR AN INCREASE IN OUR INTEREST EXPENSE. IF THESE FUNDS ARE NOT AVAILABLE, OUR BUSINESS COULD BE HURT.

         We intend to use our available cash and existing financing arrangements to fund our sales and marketing efforts, to enhance our customer support services, for making investments or acquisitions and for general corporate and working capital purposes. Our business plan projects expansion through acquisitions funded mostly with stock but requiring some cash expenses and consideration. We believe that our remaining cash, marketable securities and existing financing arrangements will be sufficient for the implementation of our business plan to achieve our goal of being EBITDA positive by the fourth quarter of 2001. However, if we are required to pay cash to redeem the shares owned by the former CRL shareholders (see Note L to the financial statements and Part II, Item 1 - Legal Proceedings for further discussion), we may not have sufficient financial resources to meet that obligation and achieve our goal of being EBITDA positive by the fourth quarter of 2001. In addition, we will need to raise additional funds through public or private debt or equity financing in order to:

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

         We currently derive a substantial portion of our total revenue from contracts with two customers; NYSERNet.org, Inc. ("NYSERNet"), a not-for-profit corporation that is affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these contracts could significantly hurt our business. For the three months ended March 31, 2001, revenue from NYSERNet.org, Inc. represented approximately 20% of our total revenue. For the years ended December 31, 2000, 1999 and 1998 revenue from NYSERNet.org, Inc. represented approximately 18%, 27% and 37% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the three months ended March 31, 2001 represented 23% of our total revenue. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 2000, 1999 and 1998 represented 28%, 39% and 28% of our total revenue, respectively.

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

         Contracts with various government agencies accounted for approximately 32% of our total revenue for the three months ended March 31, 2001, and 36% and 53% of our total revenue for years ended December 31, 2000 and 1999, respectively. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

         A component of our strategy is to acquire web hosting and Internet solutions companies and other businesses complementary to our operations. In the 22 months ending March 31, 2001 we have acquired or invested in several companies. In the future, we intend to acquire additional companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

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

WE OPERATE IN AN UNCERTAIN REGULATORY AND LEGAL ENVIRONMENT. NEW LAWS AND REGULATIONS COULD HARM OUR BUSINESS.

         We are not currently subject to direct regulation by the Federal Communications Commission ("FCC") or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. Our business could suffer depending on the extent to which our activities are regulated or proposed to be regulated.

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

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 57% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

         Broadwing Communications, Inc. ("Broadwing"), NYSERNet.net, Inc. and Grumman Hill Investments III, L.P. ("Grumman Hill") control approximately 21.4%, 17.9% and 11.0%, respectively, of our outstanding common stock at March 31, 2001. In addition, our executive officers may be deemed to beneficially own in the aggregate approximately 6.8% of our outstanding common stock. Accordingly, Broadwing, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. In addition, Grumman Hill has a representative on our board of directors. NYSERNet.net, Broadwing, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT.

         We are leveraged, and we may seek additional debt funding in the future. As of March 31, 2001, we had approximately $44.8 million of outstanding debt and an accumulated deficit of $97.6 million. We may not be able to generate sufficient revenue to fund our operations or to repay our debt. Our existing substantial leverage poses, and any future leverage would pose, the risk that:

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

         On May 5, 1999, we completed our initial public offering, or IPO, of 5,175,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-72133). In addition to our IPO as a result of our re-offer prospectus filed on Form S-8 with the Securities and Exchange Commission ("SEC") on July 19, 1999 (File No. 333-83177), approximately 4,500,000 shares of our outstanding common stock no longer qualify as "restricted securities" under Rule 144 of the Securities Act of 1933 and, under the Securities Act, these shares may be freely re-offered and re-sold. However, affiliates who sell shares of our common stock under this re-offer prospectus must comply with the volume of sale limitations imposed under Rule 144(e) of the Securities Act.

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

         As a result of filing of a registration statement on Form S-3 with the SEC on October 24, 2000 (File No. 333-48518), 211,000 shares of our common stock were issued and these shares may be freely re-offered and re-sold. Also, as a result of filing of a registration statement on Form S-3 with the SEC on October 25, 2000 (File No. 333-48578), approximately 839,881 shares of our outstanding common stock will no longer qualified as "restricted securities" under Rule 144 of the Securities Act and, under the Securities Act, these shares may be freely re-offered and re-sold. Furthermore, due to the registration statement on Form S-3 with the SEC that was filed on April 4, 2001 (File No. 333-54420), if certain parties convert the 5% convertible debentures into common stock and exercise warrants to purchase common stock, up to an additional 22,333,333 shares of our common stock would be registered and freely tradable.

         Therefore, through the S-8 re-offer prospectus, a separate S-8 registration statement and the S-3 registration statements, as a result of registration rights and under Rule 144, a large number of shares of our common stock may become freely tradable and affect the market for our stock.

         As of March 31, 2001, an additional 34% of the shares of our common stock continue to be restricted securities. Certain of the holders of these restricted securities have registration rights with respected to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares are or may become freely tradable in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

         (a.) EXHIBITS.

         The following Exhibits are filed or incorporated by reference herewith:

         Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended March 31, 2001.

         Exhibit 99.1 Press release issued by AppliedTheory Corporation on May 2, 2001.


         (b.) REPORTS ON FORM 8K.

                  On January 26, 2001, we filed a current report on Form 8-K that included information relating to the amended and restated purchase agreement between the Company and seven institutional investors dated January 9, 2001. The amended and restated purchase agreement providing for the issuance of $30,000,000 worth of 5% convertible debentures due June 5, 2003 and warrants to purchase $13,000,000 of our common stock.

                            APPLIEDTHEORY CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2001




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          AppliedTheory Corporation


Date:    May 14, 2001                        by:     /s/  Danny E. Stroud
                                                   ----------------------------------------------
                                                   Danny E. Stroud
                                                   President and Chief Executive Officer
                                                   (Principal Executive Officer)


Date:    May 14, 2001                        and:    /s/  Angelo A. Gencarelli III
                                                   ----------------------------------------------
                                                   Angelo A. Gencarelli III
                                                   Sr. Vice President and Chief Financial Officer
                                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

     The following Exhibits are filed or incorporated by reference herewith:

    Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended March 31, 2001.

    Exhibit 99.1           Press release issued by AppliedTheory Corporation on
                           May 2, 2001.