Form 10-Q
period 2001-06-30
APPLIEDTHEORY CORP
filed 2001-08-14
CIK 1078577

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
                       CHANGED SINCE LAST REPORT DATE)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of July 31, 2001, there were 28,377,890 shares of AppliedTheory Corporation common stock, par value $.01, outstanding.


                     The Exhibit Index appears on page 45

===============================================================================

                          APPLIEDTHEORY CORPORATION


                              TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited):

              Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001..........3

              Consolidated Statements of Operations for the three and six months ended
              June 30, 2000 and June 30, 2001................................................4

              Consolidated Statements of Stockholders' Equity and Comprehensive Income
              (Loss) for the year ended December 31, 2000 and the six months ended
              June 30, 2001..................................................................5

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 2000 and June 30, 2001................................................6

              Notes to Consolidated Financial Statements.....................................7


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk....................26

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................27

Item 2.       Changes in Securities and Use of Proceeds.....................................28

Item 3.       Defaults Upon Senior Securities...............................................28

Item 4.       Submission of Matters to a Vote of Security Holders...........................28

Item 5.       Other Information.............................................................30

Item 6.       Exhibits and Reports on Form 8K...............................................43

Signatures    ..............................................................................44

Exhibit Index...............................................................................45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          December 31,         June 30,
                                                                                              2000               2001
                                                                                              ----               ----
                                                                                     (Derived from Audited    (Unaudited)
                                   ASSETS                                            Financial Statements)
Current assets
    Cash and cash equivalents                                                              $  5,733            $   2,846
    Due from broker                                                                                                1,973
    Marketable securities                                                                     4,098                  217
    Accounts receivable, net of allowance of $1,031 and $1,069, respectively                 15,379               13,087
    Costs in excess of billings                                                                 702                1,141
    Due from related parties                                                                  1,436                1,190
    Prepaid expenses and other current assets                                                 1,920                1,657
                                                                                           --------            ---------
           Total current assets                                                              29,268               22,111

Property and equipment, net                                                                  30,632               26,447
Investment, at cost                                                                           5,250                  760
Goodwill                                                                                     61,946               54,939
Other assets                                                                                  3,150                2,293
                                                                                           --------            ---------
           Total assets                                                                    $130,246            $ 106,550
                                                                                           ========            =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                       $  6,028            $  11,566
    Lines of credit                                                                             687                6,050
    Accrued payroll                                                                           3,088                1,877
    Accrued expenses                                                                          4,385                3,271
    Deferred revenue                                                                          4,270                5,068
    Current portion of convertible debentures                                                13,804
    Current portion of long-term debt and capital lease obligations                           4,394                6,163
                                                                                           --------            ---------
           Total current liabilities                                                         36,656               33,995

Long-term debt and capital lease obligations                                                 11,655                4,422
Convertible debentures                                                                       13,804               30,311
Other liabilities                                                                               404                  287
Temporary equity                                                                             10,000               10,000
Commitments and contingencies
Stockholders' equity
    Common stock, $.01 par value; 90,000,000 shares authorized;
       issued and outstanding: 25,986,947 shares at December 31, 2000
       and 27,555,238 shares at June 30, 2001                                                   260                  276
    Additional paid-in capital                                                              139,900              141,842
    Accumulated deficit                                                                     (82,439)            (114,470)
    Accumulated other comprehensive income (loss)                                                 6                 (113)
                                                                                           --------            ---------
           Total stockholders' equity                                                        57,727               27,535
                                                                                           --------            ---------
           Total liabilities and stockholders' equity                                      $130,246            $ 106,550
                                                                                           ========            =========

       The accompanying notes are an integral part of these statements.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                Three months ended                Six months ended
                                                                     June 30,                         June 30,
                                                                     --------                         --------

                                                               2000            2001            2000             2001
                                                               ----            ----            ----             ----
Net revenues
     Web hosting                                           $     2,045      $    6,773     $     3,775      $    14,214
     Internet solutions                                          8,079           4,690          14,706            9,964
     Internet connectivity                                       7,864           7,463          15,329           14,936
                                                           -----------      ----------     -----------      -----------

     Total net revenues                                         17,988          18,926          33,810           39,114
                                                           -----------      ----------     -----------      -----------

Costs and expenses
     Cost of revenues                                           12,746          12,220          23,788           26,010
     Sales and marketing                                         7,459           5,665          14,170           11,760
     General and administrative                                  4,864           4,683           9,773           10,055
     Research and development                                      181             658             347            1,252
     Depreciation                                                2,626           3,164           4,465            6,190
     Amortization                                                2,518           3,671           4,797            7,378
     Other (income) expenses                                      (186)                           (206)             (22)
     Non-recurring charges                                                       4,491                            6,202
                                                           -----------      ----------     -----------      -----------

     Total costs and expenses                                   30,208          34,552          57,134           68,825
                                                           -----------      ----------     -----------      -----------

     Loss from operations                                      (12,220)        (15,626)        (23,324)         (29,711)

Interest income                                                   (284)            (38)           (677)            (140)
Interest expense                                                   972           1,269           1,250            2,460
                                                           -----------      ----------     -----------      -----------

     Net loss attributable to common stockholders          $   (12,908)     $  (16,857)    $   (23,897)     $   (32,031)
                                                           ===========      ===========    ===========      ===========

Basic and diluted loss per common share                    $    ( 0.54)     $    (0.62)    $    ( 1.02)     $     (1.20)
                                                           ===========      ===========    ===========      ===========

Shares used in computing basic and diluted loss per
share                                                       23,841,598       27,066,490     23,472,056       26,624,221
                                                           ===========      ===========    ===========      ===========


       The accompanying notes are an integral part of these statements.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME (LOSS)
         YEAR ENDED DECEMBER 31, 2000 (DERIVED FROM AUDITED FINANCIAL
          STATEMENTS) AND SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                Accumu-
                                                                                                lated
                                                                                                other
                                                   Common stock    Additional    Accumu-       compre-                  Compre-
                                              -------------------   paid-in       lated        hensive                  hensive
                                              Shares       Amount   capital      deficit    income (loss)    Total   income (loss)
                                              ------       ------ ------------ -----------  -------------  --------- -------------

BALANCE, JANUARY 1, 2000                       21,413,362    $214  $  84,052   $ (29,806)         $(251)    $ 54,209
                                               ==========     ===     ======     ========          =====     =======

Issuance of common stock for acquisitions       3,828,471      38     48,327                                  48,365
Issuance of common stock pursuant to
  exercise of stock options                       515,441       5      1,004                                   1,009
Issuance of common stock pursuant to
  Employee Stock Purchase Plan                    229,673       3      1,189                                   1,192
Compensation expense related to stock
  option plan                                                          1,236                                   1,236
Discount on convertible debenture                                      4,092                                   4,092
Unrealized gain (loss) on marketable
  securities                                                                                        257          257          257
Net loss                                                                         (52,633)                    (52,633)     (52,633)
                                               ----------     ---   --------     --------          ----      --------     --------

Comprehensive loss                                                                                                      $ (52,376)
                                                                                                                          ========

BALANCE, DECEMBER 31, 2000                     25,986,947    $260  $ 139,900   $ (82,439)         $   6     $ 57,727
                                               ==========     ===    =======     ========             =      =======

Issuance of common stock for acquisitions         174,000       2        127                                     129
Issuance of common stock pursuant to
  exercise of stock options                       295,827       3         45                                      48
Issuance of common stock pursuant to
  Employee Stock Purchase Plan                    537,105       5        332                                     337
Issuance of common stock pursuant to
  conversion of convertible debentures,
  net of debt discount and issuance costs         561,358       6        838                                     844
Compensation expense related to stock option
  plan                                                                   600                                     600
Unrealized gain (loss) on marketable
  securities                                                                                       (119)        (119)        (119)
Net loss                                                                         (32,031)                    (32,031)     (32,031)
                                               ----------     ---   --------     --------          -----     --------     --------

Comprehensive loss                                                                                                      $ (32,150)
                                                                                                                          ========

BALANCE, JUNE 30, 2001                         27,555,237    $276  $ 141,842  $ (114,470)         $(113)    $ 27,535
                                               ==========     ===    =======    =========          =====     =======


       The accompanying notes are an integral part of these statements.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                         2000           2001
                                                                                         ----           ----
Cash flows from operating activities
         Net loss                                                                      $ (23,897)     $ (32,031)
         Adjustments to reconcile net loss to net cash used in operating activities
              Depreciation                                                                 4,465          6,190
              Amortization of goodwill                                                     4,797          7,378
              Amortization of debt discount                                                  589            637
              Write-off of debt discount                                                                  2,167
              Provision for bad debts                                                        133            575
              Realized loss on marketable securities                                                      2,970
              Gain on sale of property and equipment                                         (16)           (23)
              Compensation expense related to stock option plans                             618            600
              Changes in assets and liabilities, net of acquisitions
                Accounts receivable                                                       (5,868)           957
                Due from related parties                                                    (158)           132
                Prepaid expenses, other current assets and other assets                     (827)        (1,072)
                Accounts payable                                                           1,830          5,538
                Accrued payroll, expenses and other liabilities                           (1,510)        (1,680)
                Deferred revenue                                                             823            358
                                                                                       ---------      ---------
              Net cash used in operating activities                                      (19,021)        (7,304)
                                                                                       ---------      ---------

Cash flows from investing activities
         Purchases of property and equipment                                             (13,224)        (1,444)
         Purchase of marketable securities                                               (23,930)
         Proceeds from sales of marketable securities                                     29,782          6,042
         Investment in certain businesses, net of cash acquired                          (11,183)          (128)
         Payments received on notes receivable                                                 3              3
         Proceeds from sale of property and equipment                                         16            218
                                                                                       ---------      ---------
              Net cash provided by (used in) investing activities                        (18,536)         4,691
                                                                                       ----------     ---------

Cash flows from financing activities
         Issuance of common stock, net of issuance costs                                   1,526            385
         Issuance of convertible debentures                                               30,000
         Convertible debenture issue costs                                                  (970)           (62)
         Proceeds from (payments on) line of credit borrowings, net                         (170)          (137)
         Principal payments on long-term debt and capital leases                          (2,783)        (2,791)
         Proceeds received from long-term debt and capital leases                          2,997          2,331
                                                                                       ---------      ---------
              Net cash (used in) provided by financing activities                         30,600           (274)
                                                                                       ---------      ----------

              Net decrease in cash and cash equivalents                                   (6,957)        (2,887)

Cash and cash equivalents, beginning of period                                            14,834          5,733
                                                                                       ---------      ---------

Cash and cash equivalents, end of period                                               $   7,877      $   2,846
                                                                                       =========      =========

Supplemental disclosures of cash flow information
         Cash paid during the period for interest                                      $     536      $     955

Non-cash investing and financing transactions
         Fixed asset acquisitions financed through capital lease obligations           $   5,029      $     477
         Conversion of convertible debentures to equity                                                     844
         Acquired stock in exchange for cancellation of accounts receivable                                 760
         Unrealized holding (loss) gain on available for sale securities                     197           (119)
         Investment in businesses
               Fair value of assets acquired, net of cash acquired                        65,220            257
              Liabilities assumed                                                          6,881
              Issuance of common stock for investment in businesses                       37,156            129
              Issuance of temporary equity for investment in businesses                   10,000

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

     The Company is a provider of Internet business solutions offering a full suite of web hosting, Internet solutions, Internet connectivity and security services to give customers a single source for all their Internet needs.

     The Company operates as one business segment and follows the requirements of Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information."

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These financial statements for the three and six months ended June 30, 2000 and 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods have been reflected. Operating results for the three and six month periods ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000.

     In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company under current market conditions. There can be no assurance that the Company will be able to increase its liquidity or strengthen its financial position. The Company has also completed the consolidation of duplicate network operations facilities and is continuing ongoing initiatives to reduce non-essential personnel and controllable costs such as travel and capital expenditures. In addition, the Company is pursuing various financing arrangements to allow the execution of our business plan. Management believes, although there can be no assurance, that implementation of these initiatives, and assuming no unfavorable resolution of the litigation with the former CRL shareholders (see Note L), there will be sufficient cash flow for the next twelve months.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE B - ACCOUNTING FOR ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

     In connection with the acquisition of CRL Network Services, Inc. ("CRL") in January 2000, the Company entered into a put option agreement requiring the Company, at the option of the holders, to repurchase a total of up to 625,000 shares of AppliedTheory common stock in two equal installments, not to exceed $10,000,000 in the aggregate, on the first and second anniversary of the acquisition. In the event that the average closing price for AppliedTheory common stock as reported on the Nasdaq National Market for any period of at least 30 consecutive days beginning 180 days after the closing of the merger shall exceed $24.00, the second put option will terminate. The Company has classified the redemption price of $10,000,000 as temporary equity. No amounts have been paid as of June 30, 2001 (see Note L for further discussion).

     Under escrow provisions of the merger agreements in connection with the acquisitions of CRL and Team Tech International, Inc. in 2000, the Company has placed 285,507 and 51,628 shares, respectively, of its common stock in escrow. These shares are issuable to the former owners of the companies but may be forfeited, in whole or in part, in the event that various contingencies as defined in the merger agreements occur. Such amounts will be recorded as additional cost of the acquired company when the number of shares to be issued, if any, becomes determinable beyond a reasonable doubt. At June 30, 2001, the aforementioned shares held in escrow had not been issued since the outcome of the contingencies was not determinable.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     The Company will continue to amortize goodwill existing at June 30, 2001 under its current method until January 1, 2002 (the adoption date). Thereafter, annual and quarterly goodwill amortization of approximately $3.7 million and $14.7 million, respectively, will no longer be recognized. In accordance with the new standards, by June 30, 2002, the Company will perform a transitional fair value based impairment test. If the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE C - COMPREHENSIVE LOSS

     Comprehensive loss for the three and six months ended June 30, 2000 and 2001, was as follows:

                                            Three months ended                  Six months ended
                                                  June 30,                          June 30,
                                      ------------------------------    -------------------------
                                          2000             2001             2000          2001
                                      ------------    --------------    ------------   ----------
                                              (in thousands)                   (in thousands)
 Net loss attributable to common
  stockholders                         $  (12,908)      $  (16,857)     $  (23,897)     $  (32,031)
 Other comprehensive (income) loss:
   Unrealized gain (loss) on
      marketable securities, net of
      income tax                               29              247             197            (119)
                                       ----------       ----------      ----------      ----------
 Comprehensive loss                    $  (12,879)      $  (16,610)     $  (23,700)     $  (32,150)
                                       ==========       ==========      ==========      ==========


NOTE D - LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, warrants and convertible securities. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation of basic and diluted loss per share for each of the periods presented. Potential common shares that were excluded from the computation of diluted loss per share consisted of stock options, warrants and convertible debentures outstanding of 5,998,916 and 26,599,979 at June 30, 2000 and 2001, respectively.


NOTE E - OTHER LIABILITIES

     The Company acquired CRL Network Services, Inc. in January 2000. In the fourth quarter 2000, the Company recorded $1.1 million in accrued liabilities for planned terminations of certain network and facility-related contracts and severance for certain employees in connection with the acquisition. Such terminations and severance were substantially completed as of June 30, 2001. The Company has charged $0.4 million and $0.9 million, respectively, against these liabilities for the three and six months ended June 30, 2001.


NOTE F - LONG-TERM DEBT

     Line of Credit

     On January 20, 2001, the Company renewed a credit agreement with a commercial bank for an aggregate amount of $7,500,000 through January 19, 2002. Interest is charged and payable on a monthly basis as determined by the Company, either on the LIBOR plus 40 basis points

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

     or a prime rate basis less 200 basis points (4.75% on June 30, 2001). The credit facility is collateralized by either cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NYSERNet.net, Inc. ("NET"). NET must post collateral equaling 100% of the draw if the collateral is cash and cash equivalents or collateral equaling 130% of the draw if the collateral is government securities, corporate securities or corporate equities.

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

     At June 30, 2001, the Company had $6,050,000 outstanding and no availability under lines of credit. The average interest rate on outstanding borrowings was 4.75% at June 30, 2001.

     Revolving Credit Agreement

     On July 10, 2001, the Company entered into a one-year revolving credit agreement with seven lenders (referred to as the "Investors" in Note G) for a principal amount of up to $6,000,000. The total amount that the Company may borrow is limited by its borrowing base, which is measured at any time of borrowing by multiplying the total value of the Company's eligible account receivables by 44.44%. Amounts borrowed will be evidenced by a note, which will be secured by the Company's assets. Amounts borrowed under the credit agreement bear interest for the first 60 days outstanding at the prime rate plus two hundred basis points and thereafter at the prime rate plus four hundred basis points.

     The Company and the lenders have also entered into a security agreement, which grants the lenders a first priority lien on the assets of the Company to secure the payment in full of all amounts due and payable under the aforementioned credit agreement and the convertible debentures (see Note G).

     Equipment Financing

     The Company has entered into various equipment financing agreements with secured lenders. Borrowings under these agreements are repayable in monthly installments with interest at fixed rates ranging from 10.3% to 13.5% through June 2003. In connection with these equipment financings, the Company was required to place on deposit $753,000 as additional collateral. The security deposits are included in "Other assets" at June 30, 2001 and earn interest at a rate of approximately 5.0% per annum. One half of the security deposit is refundable on September 1, 2001 and the remaining balance will be used for monthly lease payments commencing May 1, 2002.


     Capital Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2005, with implicit interest rates ranging from 10.0% to 22.8%. In connection with the financing, the Company was required to maintain a cash deposit of $540,000 as additional collateral. This deposit comprises a portion of the total restricted cash balance of approximately $682,000 at June 30, 2001.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

     The following is a summary of future minimum lease payments under capital leases as of June 30, 2001.

                                                      (in thousands)
   Year ending December 31,
   2001                                                   $ 2,532
   2002                                                     4,591
   2003                                                     1,969
   2004                                                       132
   2005                                                        10
                                                            -----

   Total minimum lease payments                             9,234

   Less amounts representing interest                       1,240
                                                            -----

   Present value of minimum lease obligation              $ 7,994
                                                            =====



NOTE G - CONVERTIBLE DEBENTURES

     On June 5, 2000 the Company entered into a purchase agreement with seven institutional investors (the "Investors") and issued $30 million in 5% convertible debt financing (the "Debentures"). On January 9, 2001, the Company amended the agreements with the Investors whereby the Company and the Investors modified certain significant components of the June 5, 2000 purchase agreement and the registration rights agreement. The amended and restated agreement eliminated the Investors' option to purchase up to $10 million of the Company's common stock. It also eliminated the Company's option to require the Investors to purchase an additional $10 million of the Company's common stock. On July 10, 2001, the Company entered into an amendment agreement (the "Amendment Agreement") with the Investors whereby certain provisions of the January 9, 2001 amended and restated purchase agreement and related documents were modified.

     The Debentures earn interest at 5% per annum, payable semi-annually in June and December, and mature on June 5, 2003. At the Company's option, interest can be accrued, paid in cash, paid in common stock, or take the form of PIK interest (interest paid in kind and added to the principal of the Debentures). At June 30, 2001, the outstanding principal balance of the Debentures (including PIK interest) was $30,310,633 and interest accrued on the Debentures was $127,337.

     Under the Amendment Agreement the Investors are granted the right to convert the Debentures, in whole or in part, into shares of common stock from time to time. The Debentures' conversion prices and amounts are as follows:

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


          Conversion Price                    Conversion Amount
          ----------------                    -----------------
               $0.90          for the first $6,500,000 of principal, plus PIK
                              interest and accrued but unpaid interest thereon

               $1.22 for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon

               $1.80 for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon

               $2.70 for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon

               $3.60 for the aggregate principal amount) of the Debentures outstanding in excess of $26,000,000 plus PIK interest and accrued but unpaid interest thereon

     Unless otherwise specified by the Investor, the Debentures submitted for conversion shall be converted at the lowest conversion price available to the Investor with respect to such Debentures. The outstanding principal amount of a Debenture, together with accrued interest, that is so converted shall be convertible into shares of the Company's common stock. Based on these conversion prices, the Debentures are presently convertible into approximately 22.4 million shares of common stock at any time until maturity. During the three and six months ended June 30, 2001, $145,000 and $844,000, respectively, of the convertible debentures' principal, net of debt discount and issuance costs, was converted into 195,024 and 561,358 shares, respectively, of common stock under the conversion terms of the prior agreements.

     Upon the occurrence of an event of default and until such event of default is cured, amounts due and outstanding under the Debentures bear interest at the per annum rate equal to the lower of the Citibank Prime Rate per annum plus six (6%) percent or the highest rate permitted by law. The Investors have the option to receive such interest in the form of cash, PIK interest or common stock. The Investors may also require the Company to repurchase the Debentures at 120% of the outstanding principal amounts of the Debentures if the Company defaults in its obligations to them under any agreements between the Investors and the Company.

     Subject to limited exceptions, the right to convert the Debentures terminates upon the closing of a relevant sale of the Company as defined in the Amendment Agreement. In the event of a change of control transaction, the Investors are entitled to convert their Debentures into common stock and receive the same consideration as the common stock holders. Also, in the event that the Company enters into a sale of the Company (as defined in the Amendment Agreement), the Company is obligated to pay to the Investors a percentage of the consideration paid by the acquirer in such a transaction. Such payments shall be applied, as to each Investor, first, to redeem the Debentures. The consideration from such a sale of the Company shall be paid to the Investors as follows:
     100% of the first $10,000,000; 60% of the next $20,000,000; 20% of the next $20,000,000; and 10% of amounts above $50,000,000. After the Debentures have been redeemed and/or converted in full, the Investors may continue to be entitled to receive part of the consideration resulting from each sale of the Company based on the terms set forth in the Amendment Agreement.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

     Additionally, the Amendment Agreement terminated the Investors' warrants to purchase up to $13,000,000 of the Company's common stock under the prior agreements. Based on an independent valuation of the Debentures and related warrants and options, the Company had originally recorded a $3.9 million debt discount and corresponding increase in additional paid in capital representing the allocation of proceeds to the detachable warrants and Investors' call option. The carrying value of the Debentures was being accreted to the face value of $30 million using the interest method over the life of the Debentures. The accretion was $316,000 and $637,000 for the three and six months ended June 30, 2001. Due to the termination of the warrants and call option the Company wrote off the unamortized portion of $2.4 million as of June 30, 2001. In addition, the Company assigned a value of $250,000 to certain features in the Amendment Agreement. The net of these two amounts of approximately $2.2 million was included in non-recurring charges on the consolidated statements of operations for the three and six months ended June 30, 2001.


NOTE H - STOCK OPTIONS

     Certain options and stock appreciation rights were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock. The Company recorded $309,000 and $300,000 of compensation expense associated with these options and stock appreciation rights for the three months ended June 30, 2000 and 2001 and a total of $618,000 and $600,000 for the six months ended June 30, 2000 and 2001, respectively.


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

                                     Three Months Ended               Six Months Ended
                                            June 30,                      June 30,
                                   -------------------------      -----------------------
                                      2000            2001           2000         2001
                                   ----------      ---------      ---------     ---------
                                        (in thousands)                 (in thousands)
          Unrelated customers      $      729      $     961      $   1,481     $   2,100
          Member institutions           1,287          2,341          2,552         4,344
          Services to ORG                 747            644          1,454         1,467
                                   ----------      ---------      ---------     ---------
                                   $    2,763      $   3,946      $   5,487     $   7,911
                                   ==========      =========      =========     =========

     During the three months ended June 30, 2000 and 2001, the Company charged NET and ORG approximately $100,000 and $0, respectively, in management fees. During the six months ended June 30, 2000 and 2001, the Company charged NET and ORG approximately $200,000 and $50,000, respectively, in management fees.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE J - INVESTMENT IN PLANNING TECHNOLOGIES, INC. AND RED HAT, INC.

     On June 22, 1999, the Company and certain other shareholders of PTI entered into a stock purchase agreement (the "Stock Purchase Agreement") with Planning Technologies, Inc. ("PTI"), a Georgia corporation, which provided consulting and network engineering services. Pursuant to the Stock Purchase Agreement, the Company acquired approximately 10% of the capital stock of PTI on a fully diluted basis, as defined in the Stock Purchase Agreement, for $5 million. At December 31, 1999, the Company's 10% ownership interest in PTI was represented by 2,976,190 shares of PTI's Convertible Preferred Stock.

     On April 4, 2000, the Company converted its 2,976,190 shares of PTI's Convertible Preferred Stock into common shares and received 1,816,173 additional shares of common stock in exchange for the termination of the Stock Purchase Agreement. This increased the Company's ownership percentage to 16% of PTI's common stock on a fully diluted basis. The Company also invested an additional $250,000 in PTI in connection with the reorganization of PTI in exchange for 564,498 shares of common stock. After the reorganization the Company owned approximately 8.5% of PTI's outstanding common stock. The Company accounted for the investment under the cost method.

     On February 26, 2001, PTI merged with Red Hat, Inc. ("RHAT"), a company publicly traded on the Nasdaq Stock Market. As a result of the merger, the Company converted its 5,356,861 shares of PTI into 521,769 shares of common stock of RHAT and recorded a realized loss of $1.7 million based on the investment's fair value of $3.6 million on February 26, 2001. On June 28 and June 29, 2001, the Company sold a total of 467,497 shares of RHAT resulting in proceeds of $2.0 million and a realized loss of $1.3 million. The proceeds were classified as due from broker on the consolidated balance sheet and the realized loss was included in non-recurring charges on the consolidated statements of operations as of June 30, 2001. The fair value of the remaining shares of $0.2 million was classified as an available for sale marketable security and the unrealized loss of $0.1 million, net of taxes, on the investment was included in stockholders' equity as a component of accumulated other comprehensive income (loss) at June 30, 2001.

NOTE K - STOCK PURCHASE AGREEMENT

     On February 22, 2001, the Company completed a stock purchase arrangement with Crescent International Ltd., an investment fund managed by GreenLight (Switzerland) SA of Geneva, Switzerland, that provides the Company with financing ability of up to $30 million to fund operations and infrastructure requirements. The arrangement provides that Crescent will buy up to $30 million worth of AppliedTheory common stock, should the Company choose to sell. Under the terms of the transaction, the Company has the right, but is not obligated, to exercise the option, in whole or in part. The amount of shares that the Company can sell is contingent upon certain trading volume and share price parameters. The Company can sell the shares at a price equal to 93% of the average price of its common stock during the lowest three consecutive trading days during the 22 trading days preceding the sale. However, if the price of the Company's common stock is below $1.00 on any of the eight trading days beginning on the day it notifies Crescent of its intention to sell common stock or, if the average of the closing price times the trading volume of its common stock for the 22 trading days preceding such notice is less than $150,000, the Company can only sell $50,000 of its common stock to Crescent.

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

     Given the current market value of the Company's common stock and the existence of certain restrictions, the Company does not anticipate selling its common stock under this agreement, and therefore, wrote-off its financing costs pursuant to the agreement of $0.3 million. This amount was included in non-recurring charges on the consolidated statements of operations for the three and six months ended June 30, 2001.


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


     On December 13, 2000, James G. Couch filed a complaint in New York state court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000, pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract which the Company seeks compensatory and punitive damages. In addition, the Company is pursuing indemnification

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

     claims under the escrow agreement against Mr. Couch in an arbitration proceeding. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all of his claims, striking the Company's fraud defense to the extent it seeks a rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, 2001, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9, 2001 took place on April 5, 2001. On July 23, 2001, the court ruled on the parties' motions. The court granted Mr. Couch's motion to dismiss the Company's counterclaim for violations of the California Corporations Code. The court granted Mr. Couch's motion to stay the Company's counterclaims for indemnification and breach of contract and the Company's cross-motion to stay the entire litigation pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The court held in abeyance Mr. Couch's motion for partial summary judgment on his breach of contract claim pending the determination of the arbitration, denied Mr. Couch's motion to strike the Company's fraud defense to the extent it seeks a rescission remedy, and granted Mr. Couch's motion to strike the Company's claim for punitive damages. The Company is considering whether to appeal from the adverse aspects of the ruling. This litigation is in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. However, if an unfavorable outcome does occur requiring the Company to pay cash to redeem the shares owned by the former CRL shareholders, the Company may not have sufficient financial resources to meet the obligation. At June30, 2001, the Company has $10 million recorded as temporary equity in connection with these put options.

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

WE FOCUS ON INTEGRATED INTERNET BUSINESS SOLUTIONS

         Our customers' successful Internet business strategies have become as complicated as they are critical. We have found that our business, organization and government customers view the Internet as a tool to achieve a business strategy. We believe our intensely customer-focused, life-cycle support approach helps support established business models.

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

         We believe that no business-critical Internet solution is viable without a completely integrated hosting solution; therefore, we offer parallel lines of hosting services to our customers. Our web hosting solutions include web site development, managed application support, security and network operations.

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

OUR EXPERTISE IS EVIDENT IN OUR HANDS-ON EXPERIENCE

         AppliedTheory deploys Internet solutions to more than 1,500 customers. Our customer satisfaction is reflected in our low churn rate of less than 1/2% per month and reflects the dedication of our more than 500 employees nationwide.

         We have developed business-to-business networks, web sites, portals and e-business strategies; built internal corporate networks; migrated existing or legacy software and data processing and storage systems to the Internet; designed web site user interfaces; and constructed e-commerce sites from the ground up for major businesses and mid-sized companies nationwide.

     - We provide Internet solutions to some of America's leading companies, including AOL Time Warner, Eddie Bauer, United Parcel Service and Ingersoll-Rand..

     - The New York State Department of Labor awarded AppliedTheory a five-year $82 million contract extension in November 2000 to continue to manage and host America's Job Bank, which we believe is the world's largest online employment database. We created the original site design and continue to operate and manage the site. We have also received additional work orders from this customer in 2001 that has resulted in an increase of $5 million in our expected first year revenue on this contract.

     - We have also expanded contracts with other top-tier customers including Carrier Corporation, the U.S. Department of State and the Denver Broncos.

     - In addition to the NYS Department of Labor and U.S Department of State, our government work has further expanded as a result of a General Services Administration ("GSA") contract that was entered into during 2001. This contract qualifies the Company to sell e-business services directly to Federal agencies. The GSA is one of three central management agencies of the Federal Government. In addition, we have added the State of Hawaii as a customer and are working with the U.S. Forest Service on the redesign of their web operations.

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

         We continue to grow our business. We have been able to increase our repeat business and add valuable new customers during the first half of 2001. We continue to focus our core business on fast-growing, high-margin outsourced and managed hosting and have created a more efficient, streamlined delivery machine which allows us to produce long-term recurring revenue.

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

         We will continue to look for targeted, strategic acquisitions, with a view towards make-versus-buy. We find that these strategic acquisitions resonate with our business model, and their teams bring new ideas, new skills and, of course, new customers. However, although we continue to have long-term aspirations for expansion through acquisitions, we don't expect to complete any acquisitions during 2001 as a result of the currently existing market conditions.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

         REVENUES

         The following table and discussion highlights the revenues of the
Company:

                                  Three months ended                Six months ended
                                         June 30,                       June 30,
                              ---------------------------   -----------------------------
                               2000      2001     Change     2000        2001     Change
                              ------    ------    ------    ------      ------  ---------
                                      (in millions)                 (in millions)
    Net revenues
      Web hosting              $   2.0    $  6.8   $  4.8    $   3.8    $ 14.2   $   10.4
      Internet solutions           8.1       4.7     (3.4)      14.7      10.0       (4.7)
      Internet connectivity        7.9       7.4     (0.5)      15.3      14.9       (0.4)
                               -------    ------  --------   -------    ------   ---------
    Total net revenues         $  18.0    $ 18.9   $  0.9    $  33.8    $ 39.1   $    5.3
                               =======    ======   ======    =======    ======   =========

    Percent of total revenue

      Web hosting                 11%       36%                 11%       36%
      Internet solutions          45        25                  44        26
      Internet connectivity       44        39                  45        38
                               -----      ----               -----      ----
    Total net revenues           100%      100%                100%      100%
                               ======     =====              ======     =====

         Total net revenues increased 5%, or approximately $0.9 million, from $18.0 million in the three months ended June 30, 2000 to $18.9 million in the three months ended June 30, 2001. Total net revenues increased 16%, or approximately $5.3 million, from $33.8 million in the six months ended June 30, 2000 to $39.1 million in the six months ended June 30, 2001.

         As the table above illustrates, revenue from web hosting has become a more significant component of our total revenue as we continue to place more of a business emphasis on the higher-margin outsourced and managed web hosting services. Our web hosting revenue growth of 274% illustrates the dramatic expansion of these services from the six months ended June 30, 2000 to the six months ended June 30, 2001.

         WEB HOSTING REVENUE increased by approximately $4.8 million and $10.4 million, from $2.0 million and $3.8 million for the three and six months ended June 30, 2000, respectively, to $6.8 million and $14.2 million for the three and six months ended June 30, 2001, respectively. These services include:

     - fully managed application hosting including equipment, monitoring and maintenance services;

     - co-located and shared web hosting services in our state of the art web hosting centers; and

     - event solutions consisting of managed hosting, integration services, and a software suite of web-based event tools known as CyberCentral(TM).

         The continued expansion of our web hosting customer base and product line accounted for $3.0 million of the increase for the six months ended June 30, 2001 in comparison to the same period in 2000. In addition, approximately $2.2 million of the increase was the result of revenue from our event solutions, CyberCentral(TM). An increase in the managed web hosting services provided to the New York Department of Labor in connection with America's Job Bank provided an additional $5.2 million in hosting revenue during the six months ended June 30, 2001.

         INTERNET SOLUTIONS REVENUE decreased by approximately $3.4 million and $4.7 million, from $8.1 million and $14.7 million for the three and six months ended June 30, 2000, respectively, to $4.7 million and $10.0 million for the three and six months ended June 30, 2001, respectively. These services include:

      -  linking existing databases and legacy systems with the web;

      - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers; and

      -  developing business-to-business and business-to-consumer web sites.

         The Internet solutions revenue related to the services provided to the New York State Department of Labor in connection with America's Job Bank decreased $8.0 million during the six months ended June 30, 2001 in comparison to the same period in 2000. This decrease was primarily due to a shift in focus to more managed web hosting services provided to America's Job Bank as discussed above. However, offsetting the decrease, was an increase in revenue from our other Internet solutions customers obtained organically and through acquisitions which increased by $3.3 million, reflecting the continued diversification and expansion of our customer base. During the six months ended June 30, 2001, revenue from customers other than the New York State Department of Labor was 76% of total Internet solutions revenue, up from 63% during the same period in 2000.

         INTERNET CONNECTIVITY REVENUE remained relatively stable during the three and six months ended June 30, 2001, as compared to the same periods in 2000. These services include:

     - providing high-speed broadband internet connections to businesses and institutions at speeds ranging from OC-3 to fractional T-1;

     -   nationwide dial access through over 480 points-of-presence;

     -   digital subscriber line (DSL) services; and

     - infrastructure and connectivity engineering special projects provided to NET.

         COSTS AND EXPENSES

         The following table and discussion highlights the costs and expenses of the Company:


                                    Three months ended                    Six months ended
                                           June 30,                           June 30,
                                 ---------------------------      -----------------------------
                                   2000       2001    Change        2000        2001     Change
                                  ------     ------   ------      -------      ------    ------
                                         (in millions)                    (in millions)
   Cost of revenues              $  12.7     $ 12.2   $ (0.5)      $  23.8    $ 26.0     $  2.2
   Sales and marketing               7.5        5.6     (1.9)         14.2      11.8       (2.4)
   General and  administrative       4.9        4.7     (0.2)          9.8      10.0        0.2
   Research and development          0.2        0.7      0.5           0.3       1.2        0.9
   Depreciation                      2.6        3.2      0.6           4.4       6.2        1.8
   Amortization                      2.5        3.7      1.2           4.8       7.4        2.6
   Other                            (0.2)       4.5      4.7          (0.2)      6.2        6.4
                                 -------     ------  -------      ---------   ------     ------
    Total costs and expenses     $  30.2     $ 34.6   $  4.4       $  57.1    $ 68.8     $ 11.7
                                 =======     ======   ======       =======    ======     ======


         COST OF REVENUES. Cost of revenue decreased approximately $0.5 million from $12.7 million in the three months ended June 30, 2000 to $12.2 million in the three months ended June 30, 2001. Total cost of revenues increased approximately $2.2 million from $23.8 million in the six months ended June 30, 2000 to $26.0 million in the six months ended June 30, 2001. The increase in cost of revenues of $2.2 million was primarily attributable to the factors below.

     - Increased labor costs to support our revenue growth of approximately 16% versus the same period in the prior year added $1.9 million in costs during the six months ended June 30, 2001. These costs are a result of the expansion of web hosting services, additional Internet solutions contracts, and labor to integrate our two networks and staff our new and expanded web hosting centers.

     - The remaining increases are a result of other costs to support our revenue and customer growth.

         As a percentage of revenue, cost of revenues decreased to 65% in the three months ended June 30, 2001 from 71% in the three months ended June 30, 2000. During the six months ended June 30, 2001, cost of revenues decreased to 66% of revenue from 70% of revenue in the six months ended June 30, 2000. These improved gross margins for the three and six months ended June 30, 2001 can be attributed to our revenue strategy that focuses on high-end, integrated managed hosting services as well as our continuing ongoing initiatives to reduce the cost of delivery.

         SALES AND MARKETING. For the three months ended June 30, 2000 and 2001, sales and marketing expense was approximately $7.5 million and $5.6 million, respectively. For the six months ended June 30, 2000 and 2001, sales and marketing expense was approximately $14.2 million and $11.8 million, respectively. The $2.4 million decrease in the six months ended June 30, 2001 was primarily attributable to the factors below.

     - $2.6 million in decreased costs associated with our marketing program and product management efforts; and

     - $0.2 million in decreased occupancy costs and other costs that support our sales presence.

     - $0.4 million in increased training costs due to our continued efforts to train and structure our sales force to target specific types of customers and sell high margin managed application hosting services.

         As a percentage of revenue, sales and marketing expense decreased to 30% in the three months ended June 30, 2001 from 42% in the three months ended June 30, 2000. During the six months ended June 30, 2001, sales and marketing expense decreased to 30% of revenue from 42% of revenue in the six months ended June 30, 2000. The reduction in these percentages for the three and six months ended June 30, 2001 reflects our better use of marketing resources, an improved expense management and an increase in sales force productivity.

         GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 2000 and 2001, general and administrative expenses were approximately $4.9 million and $4.7 million, respectively. For the six months ended June 30, 2000 and 2001, general and administrative expenses were approximately $9.8 million and $10.0 million, respectively. The increase in general and administrative expenses of approximately $0.2 million in the six month period was primarily attributable to:

     -   $0.6 million increase in costs related to salaries of new personnel;

     -   $0.4 million in increased bad debt expense;

     -   $0.8 million decrease in recruiting costs; and

     - other changes necessary to manage the financial, legal and administrative aspects of our business.

         For the quarter ended June 30, 2001, general and administrative expense decreased as a percent of revenue to 25% from 27% for the quarter ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expense decreased as a percent of revenue to 26% from 29% for the quarter ended June 30, 2000. The improvement in these percentages for the three and six months ended June 30, 2001 represents a concerted and continued effort by the entire Company to reduce costs.

         RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our web hosting and Internet solutions service offerings. For the three months ended June 30, 2000 and 2001, research and development costs were approximately $0.2 million and $0.7 million, respectively. For the six months ended June 30, 2000 and 2001, research and development costs were approximately $0.3 million and $1.2 million, respectively. The increase in research and development costs of approximately $0.9 million in the six month period was primarily attributable to salaries and related costs to develop and design web hosting and Internet solutions products, such as Delta Edge(TM), which we believe is the first content distribution technology to accelerate Internet delivery of dynamic data with real-time changes.

         DEPRECIATION. For the three months ended June 30, 2000 and 2001, depreciation expense was approximately $2.6 million and $3.2 million, respectively. For the six months ended June 30, 2000 and 2001, depreciation expense was approximately $4.4 million and $6.2 million, respectively. The increase of $1.8 million in the six months ended June 30, 2001 is primarily attributable to the acquisition of equipment and leasehold improvements to support our web hosting customer base and equipment used to support the expansion of our network infrastructure. A portion of the depreciation expense increase also resulted from additional office furniture and equipment necessary to support our expanded office space.

         AMORTIZATION. For the three months ended June 30, 2000 and 2001, amortization expense was approximately $2.5 million and $3.7 million, respectively. For the six months ended June 30,

2000 and 2001, amortization expense was approximately $4.8 million and $7.4 million, respectively Amortization expense relates to goodwill from businesses acquired during 2000 and is being amortized generally over five years.

         INTEREST EXPENSE. Interest expense has increased $0.3 million from $1.0 million for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2001. Interest expense has increased $1.2 million from $1.3 million for the six months ended June 30, 2000 to $2.5 million for the six months ended June 30, 2001. The increase of $1.2 million for the six months ended June 30, 2001 is mainly the result of the debt discount amortization and interest expense charges on the $30 million 5% convertible debentures issued on June 5, 2000. Interest expense from new equipment leases and loans account for the remainder of the increases.

         NET LOSS. Net loss attributable to common stockholders for the quarter ended June 30, 2000 was approximately $12.9 million, or $0.54 per share, compared with approximately $16.9 million or $0.62 per share for the quarter ended June 30, 2001. Net loss attributable to common stockholders for the six months ended June 30, 2000 was approximately $23.9 million, or $1.02 per share, compared with approximately $32.0 million or $1.20 per share for the six months ended June 30, 2001. However, the increase in our loss per share was primarily due to the following non-recurring, non-cash adjustments which resulted in our loss per share increasing from $0.97 to $1.20 for the six months ended June 30, 2001:

     - A realized loss of $1.7 million for the conversion of the PTI shares to Red Hat, Inc. shares in the first quarter of 2001.

     - A realized loss of $1.3 million on the sale of the Red Hat, Inc. shares in the second quarter of 2001.

     - A write-off of $1.0 million for the financing costs incurred pursuant to the Crescent stock purchase agreement and other potential financing arrangements in the second quarter of 2001.

     - A net write-off of $2.2 million for the unamortized portion of the debt discount with respect to the convertible debentures which resulted from the termination of the stock purchase warrants pursuant to an amendment agreement on July 10, 2001.



LIQUIDITY AND CAPITAL RESOURCES

         On June 28 and June 29, 2001, the Company sold a total of 467,497 shares of Red Hat Inc. common stock which provided proceeds of $2.0 million to be used to fund our operations and working capital requirements. These proceeds were classified as due from broker on the balance sheet at June 30, 2001 and were received on July 18, 2001.

         At June 30, 2001, we had $2.9 million in cash and cash equivalents, of which $0.7 million is restricted, $2.0 million in proceeds due from broker as described above, $0.2 million in marketable securities and an $11.9 million working capital deficit. Although we have utilized the available proceeds from our IPO and the issuance of 5% convertible debentures, we have several sources of additional funds at our disposal. These include a $6 million revolving credit agreement and the use of vendor financing as discussed below.

     - On July 10, 2001, we entered into a one-year revolving credit agreement with seven lenders for a principal amount of up to $6,000,000. The total amount that we may borrow is limited by our borrowing base, which is measured at any time of borrowing by multiplying the total value of our eligible account receivables by 44.44%. Amounts borrowed will be evidenced by a note, which will be secured by the Company's assets. Amounts borrowed under the credit agreement bear interest for the first 60 days outstanding at the prime rate plus two hundred basis points and thereafter at the prime rate plus four hundred basis points.

     - In the first quarter of 2001, we received commitments for a combined total, ranging from $8.6 million to $13.0 million dependent upon meeting certain financial conditions, in vendor financing from two leading technology companies. As of June 30, 2001, we have used $2.4 million of our available financing to acquire equipment to meet the demands for our network and web hosting services by our customers.

         Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $114.5 million at June 30, 2001, and have used $7.3 million in cash in the aggregate to fund operations during the first two quarters of 2001.

     - Net cash used in operating activities for the six months ended June 30, 2000 and 2001 was approximately $19.0 million and $7.3 million, respectively. The decrease in cash used of $11.7 million was principally a result favorable working capital changes of $9.9 million, increased amortization of goodwill of $2.6 million, additional depreciation expense of $1.7 million, write-off of debt discount of $2.1 million and realized loss on marketable securities of $3.0 million offset by increased net losses from operations of $8.1 million.

     - For the six months ended June 30, 2000, cash of approximately $18.5 million was used in investing activities. For the six months ended June 30, 2001, cash of approximately $4.6 million was provided by investing activities. The increase in the net cash provided by investing activities of approximately $23.1 million was primarily associated with the decrease in the investments in acquired companies of $10.9 million and the decrease in purchases of property and equipment of $11.8 million.

     - For the six months ended June 30, 2000, cash of approximately $30.6 million was provided by financing activities. For the six months ended June 30, 2001, cash of approximately $0.1 million was used in financing activities. This decrease in cash provided of approximately $30.7 million consists principally of the issuance of convertible debentures of $30.0 million that took place in June 2000.

         We may need up to $10 million during the next year to satisfy obligations under a put option agreement in connection with our acquisition of CRL Network Services, Inc. Payment of these obligations is subject to the resolution of certain legal proceedings described in Part II, Item 1 - "Legal proceedings" of this quarterly report. In addition, the agreements relating to the 5% convertible debentures contain certain restrictions on our ability to redeem common shares pursuant to this put option agreement. If an unfavorable outcome does occur requiring us to pay cash to redeem the shares owned by the former CRL shareholders, we may not have sufficient financial resources to meet the obligation and may be in default under the terms of the convertible debenture and revolving credit agreements.

         We have made capital investments in our web hosting centers, network and other capital assets totaling $11.6 million and $16.8 million in the years ended December 31, 1999 and 2000 and $1.9 million in the six months ended June 30, 2001. We acquired assets under capital leases for $1.5 million in 1999, $7.7 million in 2000, and $0.5 million in the six months ended June 30, 2001.

         At June 30, 2001 we had $2.0 million in proceeds due from broker, $0.2 million in marketable securities and $2.9 in cash, of which $0.7 million is restricted. In addition to these amounts and the aforementioned sources of funds at our disposal, we will need to renew our $7.5 million bank line of credit and our $6.0 million revolving credit agreement in 2002 and raise additional funds through public or private financing, strategic relationships, the sale of non-strategic assets or other arrangements to complete the execution of our business plan. Additional financing is subject to certain restrictions within the convertible debenture agreements and there can be no assurance that additional financing will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies and sell certain non-core assets. In response to current market conditions and as part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position ourselves under current market conditions. We have completed the consolidation of duplicate network operations facilities and are continuing the ongoing initiatives to reduce non-essential personnel and controllable costs such as travel and capital expenditures. These initiatives continue to reduce our working capital requirements and move us closer to our goal of being EBITDA positive in the fourth quarter of 2001. Management believes, although there can be no assurance, that the implementation of these initiatives combined with obtaining and renewing the financing outlined above, and assuming no unfavorable resolution of the litigation with the former CRL shareholders, there will be sufficient cash flow for the next twelve months.

COMMITMENTS

         As of June 30, 2001, our operating lease obligations will be $3.0 million, $4.1 million and $3.1 million for 2001, 2002 and 2003, respectively, and $12.0 million thereafter. Our purchase commitments under various telecommunication agreements will be $5.0 million, $5.5 million and $5.0 million for 2001, 2002 and 2003, respectively, and $9.5 million thereafter.

         Annual maturities of our debt obligations are as follows: $2.6 million in 2001, $11.3 million in 2002 and $32.9 million in 2003. The debt maturing in 2001 represents capital lease and other equipment financing obligations. The debt maturing in 2002 includes $6.0 million in bank line of credit obligations and $5.3 million in capital lease and other equipment financing obligations. The debt maturing in 2003 includes $30.3 million in convertible debentures maturing on June 5, 2003 and $2.6 million in capital lease and other equipment financing obligations. The convertible debentures can be redeemed for stock at any time until maturity pursuant to conversion notices from the investors. As a result, the repayment of these debentures will not have an effect on our working capital until 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At June 30, 2001, we had various financial instruments consisting of variable rate debt, short-term investments and convertible debentures entered into for purposes other than trading. The substantial majority of our outstanding debt obligations excluding the convertible debentures have variable interest rates of LIBOR plus 40 basis points or prime rate less 200 basis points. At June 30, 2001, the carrying value of our debt obligations approximate the fair value due to the short maturity and/or variable interest rates of a majority of the debt. The weighted average interest rate of our debt obligations at June 30, 2001 was 6.8%.

         Our investments are generally common stock securities. At June 30, 2001, all of our investments are classified as available for sale and are carried at fair value of $217,000. These investments are subject to market risk which is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices. A change of this nature would not have a material impact on our financial position at June 30, 2001. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The Company is periodically involved in certain disputes, claims and threatened with or named as a defendant in lawsuits. Some of these disputes, lawsuits and threatened litigation include claims asserting alleged breach of agreements and some of them relate to unresolved issues of law arising out of or relating to the developing nature of the Internet and on-line services industries. See, for example, "Risk Factors--Legal liability for distributing or publishing content over the Internet " in Item 5 of this Form 10-Q.

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

         On December 13, 2000, James G. Couch filed a complaint in New York State court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000 pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to re-purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. In addition, the Company is pursuing indemnification claims under an escrow agreement against Mr. Couch in an arbitration proceeding. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all his claims, striking the Company's fraud defense to the extent it seeks a rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, 2001, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9, 2001 took place on April 5, 2001. On July 23, 2001, the court ruled on the parties' motions. The court granted Mr. Couch's motion to dismiss the Company's counterclaim for violations of the California Corporations Code. The court granted Mr. Couch's motion to stay the Company's counterclaims for indemnification and breach of contract and the Company's cross-motion to stay the entire litigation pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The court held in abeyance Mr. Couch's motion for partial summary judgment on his breach of contract claim pending the determination of the arbitration, denied Mr. Couch's motion to strike the Company's fraud defense to the extent it seeks a rescission remedy, and granted Mr. Couch's motion to strike the Company's claim for punitive damages. The Company is considering whether to appeal from the adverse aspects of the ruling. This litigation is in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. However, if an unfavorable outcome does occur requiring the Company to pay cash to redeem the shares owned by the former CRL shareholders, the Company may not have sufficient financial resources to meet the obligation. At June 30, 2001, the Company has $10 million recorded as temporary equity in connection with these put options.

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


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of June 30, 2001, the Company has used the proceeds from its IPO on May 5, 1999 and convertible debentures issued on June 5, 2000 to fund its operations, working capital requirements, acquisitions and capital expenditures.

         During the three months ended June 30, 2001, proceeds of approximately $33,000 were generated from the exercise of options for 216,767 shares of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our Incentive Stock Option Plans and were exercised by certain employees and directors. During the three months ended June 30, 2001, proceeds of approximately $337,839 were generated from the issuance of 537,105 shares of our common stock under our Employee Stock Purchase Plan. The shares issued pursuant to our 1996 and 1999 Option Plans and our Employee Stock Purchase Plan were registered through our registration statement on Form S-8 (File No. 333-83177), which we filed with the SEC on July 19, 1999.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 31, 2001, the annual meeting of the stockholders of AppliedTheory Corporation was held pursuant to a notice dated May 4, 2001, which was mailed to all stockholders. The meeting was called in order to: (i) elect two Class II directors to the Company's Board of Directors for a three year term; (ii) approve the issuance of shares of the Company's common stock in excess of

20% of its total shares outstanding to the 5% convertible debenture holders, if and when such debentures are converted into, and/or warrants held by such holders are exercised for, common stock; (iii) approve the issuance of shares of the Company's common stock in excess of 20% of its total shares outstanding to Crescent International Ltd; (iv) approve an increase in the number of shares available to be granted under the Company's 1999 Stock Option Plan; and
(v) ratify the appointment of Grant Thornton LLP as independent certified public accountants for the Company.

          The above proposals received stockholder approval at the annual meeting. Holders of the following shares were present in person or by proxy at this meeting and votes were cast in the following manner:

     Election of Class II Directors: 21,620,508 shares present and voting in favor of the election of Danny E. Stroud and David Groelinger as directors, representing 79% of the common stock outstanding and 95% of the total shares voted.

     Approval of the issuance of shares of the Company's common stock in excess of 20% of its total shares outstanding to the 5% convertible debenture holders: 16,140,281 shares present and voting in favor of the proposal representing 59% of the common stock outstanding and 69% of the total shares voted.

     Approval of the issuance of shares of the Company's common stock in excess of 20% of its total shares outstanding to Crescent International
     Ltd.: 16,145,449 shares present and voting in favor of the proposal representing 59% of the common stock outstanding and 69% of the total shares voted.

     Approval of an increase in the number of shares available to be granted under the Company's 1999 Stock Option Plan: 16,129,721 shares present and voting in favor of the proposal representing 59% of the common stock outstanding and 69% of the total shares voted.

     Ratification of Grant Thornton LLP as independent certified public accountants: 23,044,934 shares present and voting in favor of the ratification, representing 85% of the common stock outstanding and 99% of the total shares voted.

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

WE HAVE A HISTORY OF NET LOSSES AND EXPECT THESE LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE.

         We have incurred net losses and have experienced negative cash flows in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At June 30, 2001 and December 31, 2000 and 1999, we had an accumulated deficit of approximately $114.5 million, $82.4 million and $29.8 million, respectively. We incurred net losses of $32.0 million for the six months ended June 30, 2001 and $52.6 million, $14.1 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with our business plan, we anticipate making investments in sales and marketing, customer support and personnel. As a result of executing our business plan, we expect our net losses and negative cash flows on a quarterly and annual basis to continue in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our business plan. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

WE WILL NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN DILUTION OF YOUR SHAREHOLDINGS OR AN INCREASE IN OUR INTEREST EXPENSE. IF THESE FUNDS ARE NOT AVAILABLE, OUR BUSINESS COULD BE HURT.

         We intend to use our available cash and existing financing arrangements to fund our sales and marketing efforts, to enhance our customer support services and for general corporate and working capital purposes. We believe that our remaining cash, marketable securities and existing financing arrangements will be sufficient for the implementation of our business plan to achieve our goal of being EBITDA positive by the fourth quarter of 2001. However, if we are required to pay cash to redeem the shares owned by the former CRL shareholders, we may not have sufficient financial resources to meet that obligation and/or achieve our goal. In addition, we will need to raise additional funds through public or private debt or equity financing in order to:

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

WE MAY NOT BE ABLE TO GENERATE THE NECESSARY AMOUNT OF CASH TO SERVICE OUR EXISTING FINANCIAL OBLIGATIONS.

         In addition to the 5% convertible debentures due June 5, 2003, we also have other financial obligations, including a contested obligation to certain former shareholders of CRL Network Services, Inc., pursuant to a put option agreement entered into between the Company and those shareholders as part of the consideration for the Company's acquisition of CRL Network Services, Inc. We cannot assure you that our business will generate sufficient cash flow from operations or that additional equity or debt financing will be available on commercially reasonable terms or at all to enable us to fulfill our financial obligations or fund our other liquidity needs. If we are unable to generate sufficient cash flow for those needs, we may be unable to meet our obligations and may need to renegotiate or refinance all or a portion of our obligations under those agreements. We cannot assure you that we would be able to renegotiate or refinance our obligations under those agreements on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity and our business.

OUR GROWTH STRATEGY IS LIKELY TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

         Our future success depends in large part on our ability to manage any achieved growth in our business. For our business plan to succeed, we will need to:

     -   expand our business with new and current customers;

     -   develop and offer successful new products and services;

     -   retain key employees and hire new employees; and

     - ensure that any future business we may develop or acquire will perform in a satisfactory manner.

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

     - growth of Internet use and establishment of Internet operations, including the providing of Internet solutions, managed hosting and related services by mainstream enterprises; and

     - changes in our pricing policies and our competitors' pricing policies.

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

WE OPERATE IN AN EXTREMELY COMPETITIVE MARKET AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The Internet-based services market is extremely competitive and many of our competitors are more established and have greater financial resources than we do. In addition, there are no substantial barriers to entry in this market. We also expect that competition will intensify in the future. Many of our competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us our competitors may:

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

         We currently derive a substantial portion of our total revenue from contracts with two customers; NYSERNet.org, Inc. ("NYSERNet"), a not-for-profit corporation that is affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these contracts could significantly hurt our business. For the six months ended June 30, 2001, revenue from NYSERNet.org, Inc. represented approximately 20% of our total revenue. For the years ended December 31, 2000, 1999 and 1998 revenue from NYSERNet.org, Inc. represented approximately 18%, 27% and 37% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the six months ended June 30, 2001 represented 24% of our total revenue. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 2000, 1999 and 1998 represented 28%, 39% and 28% of our total revenue, respectively.

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

         Contracts with various government agencies accounted for approximately 35% of our total revenue for the six months ended June 30, 2001, and 36% and 53% of our total revenue for years ended December 31, 2000 and 1999, respectively. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

         A component of our strategy is to acquire web hosting and Internet solutions companies and other businesses complementary to our operations. In the 25 months ending June 30, 2001 we have acquired or invested in several companies. In the future, we intend to acquire additional companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

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

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 50% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

         Broadwing Communications, Inc. ("Broadwing"), NYSERNet.net, Inc. and Grumman Hill Investments III, L.P. ("Grumman Hill") control approximately 18.2%, 17.1% and 10.6%, respectively, of our outstanding common stock at June 30, 2001. In addition, our executive officers may be deemed to beneficially own in the aggregate approximately 3.6% of our outstanding common stock. Accordingly, Broadwing, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. In addition, Grumman Hill has a representative on our board of directors. NYSERNet.net, Broadwing, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

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

         In addition, the U.S. equity markets in general have periodically had significant price corrections, trading volume fluctuations and prolonged periods of decline. These events have impacted the stock prices for Internet-related, technology and telecommunications companies. Specifically, recent events have adversely affected the market price of our common stock in a significant manner that potentially could result in the delisting of our common stock from the Nasdaq Stock Market. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company in question. If we become subject to securities litigation, we could incur substantial costs and experience a diversion of management's attention and resources.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT.

         We are leveraged, and we may seek additional debt funding in the future. As of June 30, 2001, we had approximately $46.9 million of outstanding debt and an accumulated deficit of $114.5 million. We may not be able to generate sufficient revenue to fund our operations or to repay our debt. Our existing substantial leverage poses, and any future leverage would pose, the risk that:

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

DELISTING OF OUR SHARES ON THE NASDAQ NATIONAL MARKET MAY LIMIT YOUR ABILITY TO DISPOSE OF YOUR SHARES.

On May 23, 2001, Nasdaq formally notified us of our failure, for more than 30 consecutive business days, to maintain the $1.00 minimum bid price required by Nasdaq Marketplace Rule 4310(c)(4). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(b), Nasdaq has given the Company 90 calendar days, or until August 21, 2001 to regain compliance with Rule 4310(c)(4).

Nasdaq has notified us that, if we are unable to demonstrate compliance with Rule 4310(c)(4) on or before August 21, 2001, Nasdaq will provide us with written notification that our common stock will be delisted. If we do not regain compliance with Rule 4310(c)(4), we intend to request a hearing and request a stay of the delisting of our common stock.

If our common stock is delisted from the Nasdaq National Market, trading in our common stock, if any, would have to be conducted in the over-the-counter market (also known as the pink sheet market). In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock.

In addition, if our common stock were to become delisted from trading on the Nasdaq National Market and the trading price were to remain below $5.00 per share, trading in our common stock may also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock." The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of our common stock and the ability of our shareholders to trade our common stock.

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

         As a result of filing of a registration statement on Form S-3 with the SEC on October 24, 2000 (File No. 333-48518), 211,000 shares of our common stock were issued and these shares may be freely re-offered and re-sold. Also, as a result of filing of a registration statement on Form S-3 with the SEC on October 25, 2000 (File No. 333-48578), approximately 839,881 shares of our outstanding common stock will no longer qualified as "restricted securities" under Rule 144 of the Securities Act and, under the Securities Act, these shares may be freely re-offered and re-sold. Furthermore, due to the registration statement on Form S-3 with the SEC that was filed on April 4, 2001 (File No. 333-54420), if certain parties convert the 5% convertible debentures into common stock up to an additional 22,333,333 shares of our common stock would be registered and freely tradable. As a result of filing a registration statement on Form S-3 with the SEC on May 18, 2001 (File No. 333-61254), approximately 280,759 shares of our common stock may be freely re-offered and re-sold.

         Therefore, through the S-8 re-offer prospectus, a separate S-8 registration statement and the S-3 registration statements, as a result of registration rights and under Rule 144, a large number of shares of our common stock may become freely tradable and affect the market for our stock.

         As of June 30, 2001, an additional 30% of the shares of our common stock continue to be restricted securities. Certain of the holders of these restricted securities have registration rights with respected to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares are or may become freely tradable in the future.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     EXHIBITS.

         The following exhibits are filed or incorporated by reference herewith:

         Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended June 30, 2001.

         Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the six months ended June 30, 2001.

         Exhibit 99.1 Press release issued by AppliedTheory Corporation on August 2, 2001.

         (b.)     REPORTS ON FORM 8-K.

                  On July 26, 2001, we filed a current report on Form 8-K that included information relating to an amendment agreement, a revolving credit agreement and a security agreement between the Company and seven institutional investors dated July 10, 2001. The amendment agreement modified certain provisions of the $30,000,000 in 5% convertible debentures under the January 9, 2001 amended and restated purchase agreement and related documents. Based on the revolving credit agreement, the investors agreed to loan the Company and its subsidiaries up to $6,000,000. Under the security agreement, the investors received a security interest in the assets of the Company to secure the Company's obligations to them, including their obligations under the revolving credit loans and the convertible debentures.

                          APPLIEDTHEORY CORPORATION
                                  FORM 10-Q
                                JUNE 30, 2001




                                  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                          AppliedTheory Corporation



Date:  August 10, 2001     by:    /s/  Danny E. Stroud
                                -----------------------------------------------
                                Danny E. Stroud
                                President and Chief Executive Officer
                                (Principal Executive Officer)


Date:  August 10, 2001     and:   /s/  Angelo A. Gencarelli III
                                -----------------------------------------------
                                Angelo A. Gencarelli III
                                Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


         The following exhibits are filed or incorporated by reference herewith:

    Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended June 30, 2001.

    Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the six months ended June 30, 2001.

    Exhibit 99.1 Press release issued by AppliedTheory Corporation on August 2, 2001.