Form 10-Q
period 2001-09-30
APPLIEDTHEORY CORP
filed 2001-11-14
CIK 1078577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of October 31, 2001, there were 28,977,303 shares of AppliedTheory Corporation common stock, par value $.01, outstanding.


                      The Exhibit Index appears on page 47

                            APPLIEDTHEORY CORPORATION


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001              3

        Consolidated Statements of Operations for the three and nine months ended
        September 30, 2000 and September 30, 2001 ................................              4

        Consolidated Statements of Stockholders' Equity and Comprehensive Income
        (Loss) for the year ended December 31, 2000 and the nine months ended
        September 30, 2001 .......................................................              5

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2000 and September 30, 2001 ................................              6

        Notes to Consolidated Financial Statements ...............................              7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................................       18

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....................       28

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ..............................................................       28

Item 2. Changes in Securities and Use of Proceeds ......................................       30

Item 3. Defaults Upon Senior Securities ................................................       30

Item 4. Submission of Matters to a Vote of Security Holders ............................       30

Item 5. Other Information ..............................................................       31

Item 6. Exhibits and Reports on Form 8K ................................................       45

Signatures .............................................................................       46

Exhibit Index ..........................................................................       47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    December 31,             September 30,
                                                                                        2000                     2001
                                                                                        ----                     ----
                                                                               (Derived from Audited          (Unaudited)
                                   ASSETS                                      Financial Statements)
Current assets
    Cash and cash equivalents                                                              $5,733                $1,492
    Marketable securities                                                                   4,098                   190
    Accounts receivable, net of allowance of $1,031 and $1,209, respectively               15,379                16,146
    Costs in excess of billings                                                               702                 1,170
    Due from related parties                                                                1,436                 1,017
    Prepaid expenses and other current assets                                               1,920                 1,248
                                                                                        ---------             ---------
           Total current assets                                                            29,268                21,263
Property and equipment, net                                                                30,632                25,798
Investment, at cost                                                                         5,250                   760
Goodwill                                                                                   61,946                51,587
Other assets                                                                                3,150                 2,409
                                                                                        ---------             ---------
           Total assets                                                                  $130,246              $101,817
                                                                                        =========             =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                       $6,028               $15,201
    Lines of credit                                                                           687                 8,385
    Accrued payroll                                                                         3,088                 2,119
    Accrued expenses                                                                        4,385                 2,725
    Deferred revenue                                                                        4,270                 4,971
    Current portion of convertible debentures                                              13,804
    Current portion of long-term debt and capital lease obligations                         4,394                 6,947
                                                                                        ---------             ---------
           Total current liabilities                                                       36,656                40,348
Long-term debt and capital lease obligations                                               11,655                 3,890
Convertible debentures                                                                     13,804                29,925
Other liabilities                                                                             404                   643
Temporary equity                                                                           10,000                10,000
Commitments and contingencies
Stockholders' equity
    Common stock, $.01 par value; 90,000,000 shares authorized;
       issued and outstanding: 25,986,947 shares at December 31, 2000
       and 28,687,154 shares at September 30, 2001                                            260                   287
    Additional paid-in capital                                                            139,900               142,593
    Accumulated deficit                                                                   (82,439)             (125,691)
    Accumulated other comprehensive income (loss)                                               6                  (178)
                                                                                        ---------             ---------
           Total stockholders' equity                                                      57,727                17,011
                                                                                        ---------             ---------
           Total liabilities and stockholders' equity                                    $130,246              $101,817
                                                                                        =========             =========

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Three months ended                 Nine months ended
                                                                      September 30,                     September 30,
                                                                      -------------                     -------------

                                                                   2000              2001              2000             2001
                                                                   ----              ----              ----             ----
Net revenues
     Web hosting                                             $      3,417       $      6,772       $      7,192       $     20,986
     Internet solutions                                             9,474              6,578             24,180             16,543
     Internet connectivity                                          8,075              7,157             23,405             22,092
                                                             ------------       ------------       ------------       ------------

     Total net revenues                                            20,966             20,507             54,777             59,621
                                                             ------------       ------------       ------------       ------------

Costs and expenses
     Cost of revenues                                              14,561             12,761             38,350             38,771
     Sales and marketing                                            7,198              4,474             21,368             16,234
     General and administrative                                     5,709              5,835             15,481             15,889
     Research and development                                         915                498              1,263              1,750
     Depreciation                                                   2,868              3,357              7,333              9,547
     Amortization                                                   3,416              3,708              8,212             11,087
     Other (income) expenses                                           20                (67)              (186)               (89)
     Non-recurring charges                                                                                                   6,202
                                                             ------------       ------------       ------------       ------------

     Total costs and expenses                                      34,687             30,566             91,821             99,391
                                                             ------------       ------------       ------------       ------------

     Loss from operations                                         (13,721)           (10,059)           (37,044)           (39,770)

Interest income                                                      (436)               (21)            (1,113)              (160)
Interest expense                                                      940              1,183              2,190              3,642
                                                             ------------       ------------       ------------       ------------

     Net loss attributable to common stockholders            $    (14,225)      $    (11,221)      $    (38,121)      $    (43,252)
                                                             ============       ============       ============       ============

Basic and diluted loss per common share                      $      (0.57)      $      (0.40)      $      (1.59)      $      (1.59)
                                                             ============       ============       ============       ============

Shares used in computing basic and diluted loss per share      24,822,053         28,327,183         23,924,826         27,193,967
                                                             ============       ============       ============       ============

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
          YEAR ENDED DECEMBER 31, 2000 (DERIVED FROM AUDITED FINANCIAL
        STATEMENTS) AND NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                        Common stock                      Additional
                                                                    ----------------------                 paid-in
                                                                      Shares               Amount          capital
                                                                      ------               ------          -------
BALANCE, JANUARY 1, 2000                                              21,413,362       $        214       $     84,052
                                                                    ============       ============       ============

Issuance of common stock for acquisitions                              3,828,471                 38             48,327
Issuance of common stock pursuant to exercise of stock options           515,441                  5              1,004
Issuance of common stock pursuant to Employee
Stock Purchase Plan                                                      229,673                  3              1,189
Compensation expense related to stock option plan                                                                1,236
Discount on convertible debenture                                                                                4,092
Unrealized gain (loss) on marketable securities
Net loss
                                                                    ------------       ------------       ------------

Comprehensive loss


BALANCE, DECEMBER 31, 2000                                            25,986,947       $        260       $    139,900
                                                                    ============       ============       ============

Issuance of common stock for acquisitions                                238,874                  3                155
Issuance of common stock pursuant to exercise of stock options           405,827                  4                 59
Issuance of common stock pursuant to Employee
Stock Purchase Plan                                                      537,105                  5                332
Issuance of common stock pursuant to conversion of convertible
debentures, net of debt discount and issuance costs                    1,518,401                 15              1,247
Compensation expense related to stock option plan                                                                  900
Unrealized gain (loss) on marketable securities
Net loss
                                                                    ------------       ------------       ------------

Comprehensive loss


BALANCE, SEPTEMBER 30, 2001                                           28,687,154       $        287       $    142,593
                                                                    ============       ============       ============




                                                                                        Accumu-
                                                                                         lated
                                                                                         other
                                                                      Accumu-           compre-                             Compre-
                                                                       lated            hensive                          hensive
                                                                      deficit        income  (loss)        Total       income (loss)
                                                                      -------        --------------        -----      -------------
BALANCE, JANUARY 1, 2000                                          $    (29,806)      $       (251)     $     54,209
                                                                  ============       ============      ============

Issuance of common stock for acquisitions                                                                    48,365
Issuance of common stock pursuant to exercise of stock options                                                1,009
Issuance of common stock pursuant to Employee
Stock Purchase Plan                                                                                           1,192
Compensation expense related to stock option plan                                                             1,236
Discount on convertible debenture                                                                             4,092
Unrealized gain (loss) on marketable securities                                               257               257            257
Net loss                                                               (52,633)                             (52,633)       (52,633)
                                                                  ------------       ------------      ------------    ------------

Comprehensive loss                                                                                                      $  (52,376)
                                                                                                                       ============

BALANCE, DECEMBER 31, 2000                                        $    (82,439)      $          6      $     57,727
                                                                  ============       ============      ============

Issuance of common stock for acquisitions                                                                       158
Issuance of common stock pursuant to exercise of stock options                                                   63
Issuance of common stock pursuant to Employee
Stock Purchase Plan                                                                                             337
Issuance of common stock pursuant to conversion of convertible
debentures, net of debt discount and issuance costs                                                           1,262
Compensation expense related to stock option plan                                                               900
Unrealized gain (loss) on marketable securities                                              (184)             (184)          (184)
Net loss                                                               (43,252)                             (43,252)       (43,252)
                                                                  ------------       ------------      ------------    ------------

Comprehensive loss                                                                                                    $    (43,436)
                                                                                                                       ============

BALANCE, SEPTEMBER 30, 2001                                       $   (125,691)      $       (178)     $     17,011
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

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                           -------------------------
                                                                                             2000             2001
                                                                                           --------         --------
Cash flows from operating activities
         Net loss                                                                          $(38,121)        $(43,252)
         Adjustments to reconcile net loss to net cash used in operating activities
              Depreciation                                                                    7,333            9,547
              Amortization of goodwill                                                        8,212           11,087
              Amortization of debt discount                                                     625              668
              Write-off of debt discount                                                                       2,167
              Provision for bad debts                                                           506            1,131
              Realized loss on marketable securities                                             11            2,933
              Gain (loss) on sale of property and equipment                                       5              (51)
              Compensation expense related to stock option plans                                927              900
              Changes in assets and liabilities, net of acquisitions
                Accounts receivable                                                          (8,829)          (2,659)
                Due from related parties                                                     (1,019)             304
                Prepaid expenses, other current assets and other assets                        (487)           1,535
                Accounts payable                                                                476            9,173
                Accrued payroll, expenses and other liabilities                              (2,442)          (1,626)
                Deferred revenue                                                                908              232
                                                                                           --------         --------
              Net cash used in operating activities                                         (31,895)          (7,911)
                                                                                           --------         --------

Cash flows from investing activities
         Purchases of property and equipment                                                (14,946)          (2,016)
         Purchase of marketable securities                                                  (23,930)
         Proceeds from sales of marketable securities                                        45,093            6,042
         Investment in certain businesses, net of cash acquired                             (10,640)            (456)
         Payments received on notes receivable                                                    4                4
         Proceeds from sale of property and equipment                                            16              218
                                                                                           --------         --------
              Net cash provided by (used in) investing activities                            (4,403)           3,792
                                                                                           --------         --------

Cash flows from financing activities
         Issuance of common stock, net of issuance costs                                      1,559              400
         Issuance of convertible debentures                                                  30,000
         Convertible debenture issue costs                                                   (1,010)            (404)
         Proceeds from line of credit borrowings                                             65,187           47,495
         Payments on line of credit borrowings                                              (65,238)         (45,297)
         Principal payments on long-term debt and capital leases                             (4,398)          (4,647)
         Proceeds received from long-term debt and capital leases                             2,997            2,331
                                                                                           --------         --------
              Net cash (used in) provided by financing activities                            29,097             (122)
                                                                                           --------         --------

              Net decrease in cash and cash equivalents                                      (7,201)          (4,241)

Cash and cash equivalents, beginning of period                                               14,834            5,733
                                                                                           --------         --------

Cash and cash equivalents, end of period                                                   $  7,633         $  1,492
                                                                                           ========         ========

Supplemental disclosures of cash flow information
         Cash paid during the period for interest                                          $  1,065         $  1,531

Non-cash investing and financing transactions
         Fixed asset acquisitions financed through capital lease obligations               $  7,561         $  2,585
         Conversion of convertible debentures to equity                                                        1,263
         Acquired stock in exchange for cancellation of accounts receivable                                      760
         Unrealized holding (loss) gain on available for sale securities                        243             (184)
         Investment in businesses
               Fair value of assets acquired, net of cash acquired                           73,295              614
              Liabilities assumed                                                             7,909
              Issuance of common stock for investment in businesses                          44,746              158
              Issuance of temporary equity for investment in businesses                      10,000

        The accompanying notes are an integral part of these statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - NATURE OF OPERATIONS, BASIS OF PRESENTATION, FINANCIAL RESULTS AND
         LIQUIDITY

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These financial statements for the three and nine months ended September 30, 2000 and 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2000 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the results for the interim periods assuming the Company will continue as a going concern, have been reflected. Operating results for the three and nine month periods ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for any succeeding quarters or for the full year. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000.

     During fiscal 2001, the Company has experienced the effects of the economic downturn, has experienced a significant decline in liquidity and has not been able to obtain additional financing sufficient to cover its ongoing cash flow needs. As a result of these factors, there is substantial doubt as to the Company's ability to continue as a going concern through the end of 2001. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. At September 30, 2001, the Company had cash and cash equivalents of $1.5 million. Consequently, the Company does not expect it will have sufficient liquidity or assets to meet its existing obligations as they become due. The Company is pursuing various financing arrangements to allow for the execution of its business plan. Management believes that if it does not raise additional financing or receives an unfavorable resolution of the litigation with the former CRL shareholders (see Note L), there will not be sufficient cash flows and the Company will be required to seek relief under Chapter 11 of the Bankruptcy Code.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - ACCOUNTING FOR ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL, AND THE
         IMPAIRMENT OF LONG LIVED ASSETS

     In connection with the acquisition of CRL Network Services, Inc. ("CRL") in January 2000, the Company entered into a put option agreement requiring the Company, at the option of the holders, to repurchase a total of up to 625,000 shares of AppliedTheory common stock in two equal installments at $16.00 per share, not to exceed $10,000,000 in the aggregate, on the first and second anniversary of the acquisition. The Company has classified the redemption price of $10,000,000 as temporary equity. No amounts have been paid as of September 30, 2001 (see Note L for further discussion).

     Under escrow provisions of the merger agreement in connection with the acquisitions of CRL in 2000, the Company has placed 285,507 shares of its common stock in escrow. These shares are issuable to the former owners of CRL but may be forfeited, in whole or in part, in the event that various contingencies as defined in the merger agreement occur. Such amounts will be recorded as additional cost of the acquired company when the number of shares to be issued, if any, becomes determinable beyond a reasonable doubt. At September 30, 2001, the aforementioned shares held in escrow had not been issued since the outcome of the contingencies was not determinable.

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

     The Company will continue to amortize goodwill existing at September 30, 2001 under its current method until January 1, 2002 (the adoption date). Thereafter, annual and quarterly goodwill amortization of approximately $3.7 million and $14.7 million, respectively, will no longer be recognized. In accordance with the new standards, by June 30, 2002, the Company will perform a transitional fair value based impairment test. If the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001 and supersedes SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of", while retaining many requirements of such statement. The Company is currently evaluating the impact of this statement.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2000 and 2001, was as follows:


                                             Three months ended                  Nine months ended
                                                September 30,                     September 30,
                                          -------------------------         -------------------------
                                           2000             2001              2000            2001
                                          --------         --------         --------         --------
                                               (in thousands)                     (in thousands)

Net loss attributable to common           $(14,225)        $(11,221)        $(38,121)        $(43,252)
 stockholders
Other comprehensive (income) loss:
  Unrealized gain (loss) on
     marketable securities, net of
     income tax                                 46              (65)             243             (184)
                                          --------         --------         --------         --------

Comprehensive loss                        $(14,179)        $(11,286)        $(37,878)        $(43,436)
                                          ========         ========         ========         ========


NOTE D - LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, warrants and convertible securities. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation of basic and diluted loss per share for each of the periods presented. Potential common shares that were excluded from the computation of diluted loss per share consisted of stock options, warrants and convertible debentures outstanding of 6,646,000 and 27,021,565 at September 30, 2000 and 2001,
     respectively.


NOTE E - OTHER LIABILITIES

     The Company acquired CRL Network Services, Inc. in January 2000. In the fourth quarter 2000, the Company recorded $1.1 million in accrued liabilities for planned terminations of certain network and facility-related contracts and severance for certain employees in connection with the acquisition. Such terminations and severance were substantially completed as of September 30, 2001. The Company has charged $18,000 and $924,000, respectively, against these liabilities for the three and nine months ended September 30, 2001.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - LONG-TERM DEBT

     Line of Credit

     On January 20, 2001, the Company renewed a credit agreement with a commercial bank for an aggregate amount of $7,500,000 through January 19, 2002. Interest is charged and payable on a monthly basis as determined by the Company, either on the LIBOR plus 40 basis points or a prime rate basis less 200 basis points (4.00% on September 30, 2001). The credit facility is collateralized by either cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NYSERNet.net, Inc. ("NET"). NET must post collateral equaling 100% of the draw if the collateral is cash and cash equivalents or collateral equaling 130% of the draw if the collateral is government securities, corporate securities or corporate equities.

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

     At September 30, 2001, the Company had $4,257,000 outstanding and $1,793,000 in availability under this line of credit. The average interest rate on outstanding borrowings was 4.00% at September 30, 2001.

     Revolving Credit Agreement

     On July 10, 2001, the Company entered into a one-year revolving credit agreement with seven lenders (referred to as the "Investors" in Note G) for a principal amount of up to $6,000,000. Based on this initial agreement, the total amount that the Company may borrow was limited among other restrictions by its borrowing base, which was measured at any time of borrowing by multiplying the total value of the Company's eligible account receivables by 44.44%. Amounts borrowed under the credit agreement bear interest for the first 60 days outstanding at the prime rate plus two hundred basis points and thereafter at the prime rate plus four hundred basis points.

     At September 30, 2001, the Company had $4,128,000 in outstanding loans under this revolving credit agreement. The average interest rate on outstanding borrowings was 9.9% at September 30, 2001.

     On October 10, 2001, the Company and the Investors entered into an amendment to the revolving credit agreement. That amendment increased the maximum principal amount of borrowings under the revolving credit agreement to $7,000,000 and permitted the Company to borrow the maximum amount, notwithstanding that its borrowing base was insufficient to support that amount of borrowing. The Company borrowed $2,872,000 in connection with the amendment. None of the other provisions of the revolving credit agreement, including the Company's ongoing obligation to satisfy the borrowing base requirement, were waived. Borrowings under the revolving credit agreement, as amended, are evidenced by promissory notes of the Company and its subsidiaries. Such borrowings are secured by intercompany guarantees and security interests in all of the assets of the Company and its subsidiaries.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company and the lenders have also entered into a security agreement, which grants the lenders a first priority lien on the assets of the Company to secure the payment in full of all amounts due and payable under the aforementioned credit agreement and the convertible debentures (see Note
     G).

     Equipment Financing

     The Company has entered into various equipment financing agreements with secured lenders. Borrowings under these agreements are repayable in monthly installments with interest at fixed rates ranging from 10.3% to 13.5% through June 2003. In connection with these equipment financings, the Company was required to place on deposit $382,000 and $385,000 as additional collateral. The security deposits are included in "Other assets" at September 30, 2001 and earn interest at a rate of approximately 5.0% per annum. On September 1, 2001, one half of the $382,000 deposit plus accrued interest of approximately $40,000 became refundable. The remaining balance will be used for monthly lease payments commencing May 1, 2002.

     Capital Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2005, with implicit interest rates ranging from 10.0% to 22.8%. In connection with the financing, the Company was required to maintain a cash deposit of $540,000 as additional collateral. This deposit comprises a portion of the total restricted cash balance of approximately $576,000 at September 30, 2001.

     The following is a summary of future minimum lease payments under capital leases as of September 30, 2001.

                                                            (in thousands)
         Year ending December 31,
         2001                                                       $1,399
         2002                                                        5,400
         2003                                                        2,809
         2004                                                          232
                                                           --------------

         Total minimum lease payments                                9,840

         Less amounts representing interest                          1,232
                                                           --------------

         Present value of minimum lease obligation                 $ 8,608
                                                           ==============

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE G - CONVERTIBLE DEBENTURES

     On June 5, 2000 the Company entered into a purchase agreement with seven institutional investors (the "Investors") and issued $30 million in 5% convertible debt financing (the "Debentures"). On January 9, 2001, the Company amended the agreements with the Investors whereby the Company and the Investors modified certain significant components of the June 5, 2000 purchase agreement and the accompanying registration rights agreement. The amended and restated agreement eliminated the Investors' option to purchase up to $10 million of the Company's common stock. It also eliminated the Company's option to require the Investors to purchase an additional $10 million of the Company's common stock. On July 10, 2001, the Company entered into an amendment agreement (the "Amendment Agreement"), as further discussed below, with the Investors whereby certain provisions of the January 9, 2001 amended and restated purchase agreement and related documents were modified.

     The Debentures earn interest at 5% per annum, payable semi-annually in June and December, and mature on June 5, 2003. At the Company's option, interest can be accrued, paid in cash, paid in common stock, or take the form of PIK interest (interest paid in kind and added to the principal of the Debentures). At September 30, 2001, the outstanding principal balance of the Debentures (including PIK interest) was $29,925,000 and interest accrued on the Debentures was $505,000.

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
               $0.90          for the first $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon

               $1.22          for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon

               $1.80          for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon

               $2.70          for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon


               $3.60          for the aggregate principal amount of the Debentures outstanding in excess of $26,000,000 plus PIK interest and accrued but unpaid interest thereon


     Unless otherwise specified by the Investor, the Debentures submitted for conversion shall be converted at the lowest conversion price available to the Investor with respect to such Debentures. The outstanding principal amount of a Debenture, together with accrued interest, that is so converted shall be convertible into shares of the Company's common stock. Based on these conversion prices, the Debentures are presently convertible into approximately 22.4 million shares of common stock at any time until maturity. During the three and nine months ended September 30, 2001, $419,000 and $1,263,000, respectively, of the convertible

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     debentures' principal, net of debt discount and issuance costs, was converted into 957,043 and 1,518,401 shares, respectively, of common stock under the conversion terms of the prior agreements.

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

     Additionally, the Amendment Agreement terminated the Investors' warrants to purchase up to $13,000,000 of the Company's common stock under the prior agreements. Based on an independent valuation of the Debentures and related warrants and options, the Company had originally recorded a $3.9 million debt discount and corresponding increase in additional paid in capital representing the allocation of proceeds to the detachable warrants and Investors' call option. The carrying value of the Debentures was being accreted to the face value of $30 million using the interest method over the life of the Debentures. Due to the termination of the warrants and call option, the Company wrote off the unamortized portion of the debt discount of $2.4 million in June 2001. In addition, the Company assigned a value of $250,000 to certain features in the Amendment Agreement. The net of these two amounts of approximately $2.2 million was included in non-recurring charges on the consolidated statements of operations for the nine months ended September 30, 2001. For the three and nine months ended September 30, 2001, accretion totaled $31,000 and $668,000 respectively.


NOTE H - STOCK OPTIONS

     Certain options and stock appreciation rights were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock. The Company recorded $309,000 and $300,000 of compensation expense associated with these options and stock appreciation rights for the three months ended September 30, 2000 and 2001 and a total of $927,000 and $900,000 for the nine months ended September 30, 2000 and 2001, respectively.

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

                              Three Months Ended            Nine Months Ended
                                 September 30,                 September 30,
                           ---------------------------     -----------------------
                             2000          2001             2000          2001
                           -------------   -----------     -----------  ----------
                                  (in thousands)                 (in thousands)
Unrelated customers        $   800        $   724        $ 2,280        $ 2,824
Member institutions          1,456          2,304          4,009          6,648
Services to ORG              1,428            584          2,882          2,051
                           -------        -------        -------        -------
                           $ 3,684        $ 3,612        $ 9,171        $11,523
                           =======        =======        =======        =======

     During the three months ended September 30, 2000 and 2001, the Company charged NET and ORG approximately $100,000 and $0, respectively, in management fees. During the nine months ended September 30, 2000 and 2001, the Company charged NET and ORG approximately $200,000 and $50,000, respectively, in management fees.


NOTE J - INVESTMENT IN PLANNING TECHNOLOGIES, INC. AND RED HAT, INC.

     On June 22, 1999, the Company and certain other shareholders of Planning Technologies, Inc. ("PTI"), a Georgia Corporation, entered into a stock purchase agreement (the "Stock Purchase Agreement") with PTI which provided consulting and network engineering services. Pursuant to the Stock Purchase Agreement, the Company acquired approximately 10% of the capital stock of PTI on a fully diluted basis, as defined in the Stock Purchase Agreement, for $5 million. At December 31, 1999, the Company's 10% ownership interest in PTI was represented by 2,976,190 shares of PTI's Convertible Preferred Stock.

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

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     On February 26, 2001, PTI merged with Red Hat, Inc. ("RHAT"), a company publicly traded on the Nasdaq Stock Market. As a result of the merger, the Company converted its 5,356,861 shares of PTI into 521,769 shares of common stock of RHAT and recorded a realized loss of $1.7 million based on the investment's fair value of $3.6 million on February 26, 2001. On June 28 and June 29, 2001, the Company sold a total of 467,497 shares of RHAT resulting in proceeds of $2.0 million and a realized loss of $1.3 million. The realized loss was included in non-recurring charges on the consolidated statements of operations for the nine months ended September 30, 2001. The fair value of the remaining shares of $0.2 million was classified as an available for sale marketable security and the unrealized loss of $0.2 million, net of taxes, on the investment was included in stockholders' equity as a component of accumulated other comprehensive income (loss) at September 30, 2001.


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

     The Company did not anticipate selling its common stock under this agreement, and therefore, wrote-off its financing costs pursuant to the agreement of $0.3 million in June 2001. This amount was included in non-recurring charges on the consolidated statements of operations for the nine months ended September 30, 2001. As of October 20, 2001, the Company terminated its agreement with Crescent International Ltd.


NOTE L - LEGAL PROCEEDINGS AND CONTINGENCIES

     Qui Tam Action

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

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     CRL Network Services, Inc. Litigation

     On December 13, 2000, James G. Couch filed a complaint in New York State court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000 pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to re-purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. In addition, the Company is pursuing indemnification claims under an escrow agreement against Mr. Couch in an arbitration proceeding. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all his claims, striking the Company's fraud defense to the extent it seeks a rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, 2001, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9, 2001 took place on April 5, 2001. On July 23, 2001, the court ruled on the parties' motions. The court granted Mr. Couch's motion to dismiss the Company's counterclaim for violations of the California Corporations Code. The court granted Mr. Couch's motion to stay the Company's counterclaims for indemnification and breach of contract and the Company's cross-motion to stay the entire litigation pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The court held in abeyance Mr. Couch's motion for partial summary judgment on his breach of contract claim pending the determination of the arbitration, denied Mr. Couch's motion to strike the Company's fraud defense to the extent it seeks a rescission remedy, and granted Mr. Couch's motion to strike the Company's claim for punitive damages. The Company has filed a notice of appeal from the adverse aspects of the ruling, and Mr. Couch has filed a cross-appeal. The Company has received an interim decision from the arbitration panel granting some of our claims and denying others. This litigation is still in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. However, if an unfavorable outcome does occur requiring the Company to pay cash to redeem the shares owned by the former CRL shareholders, the Company may not have sufficient financial resources to meet the obligation. At September 30, 2001, the Company has $10 million recorded as temporary equity in connection with these put options.

                  APPLIEDTHEORY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     On September 21, 2001, James G. Couch filed a complaint in the Delaware Court of Chancery seeking the appointment of a receiver for the Corporation. On October 15, 2001, the Company answered the complaint and asserted certain affirmative defenses.

     On September 21, 2001, James G. Couch filed a complaint in New York State court against the Company, a group of investors led by the Palladin Group, L.P., Danny Stroud, the Company's president, and certain other unnamed persons seeking to set aside as a fraudulent conveyance the transactions that the Company entered on July 10, 2001, including the security interest granted by the Company to such investors (see Note G). On October 22, 2001, the Company answered the complaint and asserted certain affirmative defenses.

     Insurance Coverage

              The Company received notice in September 2001 that its insurance carrier does not intend to renew the Company's comprehensive general liability insurance coverage beyond November 30, 2001. Management is actively pursuing to obtain other comprehensive insurance coverage.


              There can be no assurance whether these matters will be determined in a manner that is favorable to the Company or, if adversely determined, that such determination would not have a material adverse effect upon the Company's business, financial condition or results of operations.

              The Company is not involved in any other legal proceedings or contingencies which it believes would, if adversely determined, have a material adverse effect upon its business, financial condition or results of operations.

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

OUR EXPERTISE IS EVIDENT IN OUR HANDS-ON EXPERIENCE

         AppliedTheory deploys Internet solutions to more than 1,200 customers. Our customer satisfaction is reflected in our low churn rate of less than 3/4% per month and reflects the dedication of our more than 400 employees nationwide.

         We have developed business-to-business networks, web sites, portals and e-business strategies; built internal corporate networks; migrated existing or legacy software and data processing and storage systems to the Internet; designed web site user interfaces; and constructed e-commerce sites from the ground up for major businesses and mid-sized companies nationwide.

- We provide Internet solutions to some of America's leading companies, including AOL Time Warner, Eddie Bauer, United Parcel Service and Ingersoll-Rand.

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

- In the third quarter we also entered into a three-year contract with New York City Health and Hospitals Corporation (NYCHHC), a $4.1 billion organization that oversees the public hospital system in all five city boroughs. We are providing them with managed Internet services, security, and connectivity for their entire user community, including doctors, hospital administrators, and technical staff throughout the city.

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

WE CONTINUE TO EXECUTE OUR BUSINESS PLAN

         We have been able to increase our repeat business and add valuable new customers during the first three quarters of 2001. We continue to focus our core business on fast-growing, high-margin outsourced and managed hosting and have created a more efficient, streamlined delivery machine which allows us to produce long-term recurring revenue. We believe that the recurring revenue realized from our managed hosting services offering is an important element of our business strategy.

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

         We have continued to concentrate on high-margin outsourced and managed hosting revenue. In addition, we have ongoing initiatives to reduce our costs of delivery and have made concerted efforts across the Company to streamline sales, marketing and administrative costs. The combination of these strategic measures has resulted in improved gross margins and a lower EBITDA loss on a quarterly basis during the year. These initiatives will affect our growth rate which we believe is a prudent trade off given the current market conditions.

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


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         The following table and discussion highlights the revenues of the
Company:



                                       Three months ended                                Nine months ended
                                          September 30,                                    September 30,
                                ------------------------------------          -----------------------------------
                                  2000          2001          Change          2000            2001         Change
                                ------         ------         ------          ------         ------        ------
                                                 (in millions)                    (in millions)
Net revenues
   Web hosting                  $  3.4         $  6.8         $  3.4          $  7.2         $ 21.0        $ 13.8
  Internet solutions               9.5            6.6           (2.9)           24.2           16.5          (7.7)
  Internet connectivity            8.1            7.1           (1.0)           23.4           22.1          (1.3)
                                ------         ------         ------          ------         ------        ------
Total net revenues              $ 21.0         $ 20.5         $ (0.5)         $ 54.8         $ 59.6        $  4.8
                                ======         ======         ======          ======         ======        ======

Percent of total revenue
   Web hosting                      16%            33%                                           13%           35%
  Internet solutions                45             32                                            44            28
  Internet connectivity             39             35                                            43            37
                                ------         ------                                        ------        ------
Total net revenues                 100%           100%                                          100%          100%
                                ======         ======                                        ======        ======

          Total net revenues decreased 2%, or approximately $0.5 million, from $21.0 million in the three months ended September 30, 2000 to $20.5 million in the three months ended September 30, 2001. Total net revenues increased 8%, or approximately $4.8 million, from $54.8 million in the nine months ended September 30, 2000 to $59.6 million in the nine months ended September 30, 2001.

         As the table above illustrates, revenue from web hosting has become a more significant component of our total revenue as we continue to place more of a business emphasis on the higher-margin outsourced and managed web hosting services. Our web hosting revenue growth of 191% illustrates the dramatic expansion of these services from the nine months ended September 30, 2000 to the nine months ended September 30, 2001.

         WEB HOSTING REVENUE increased by approximately $3.4 million and $13.8 million, from $3.4 million and $7.2 million for the three and nine months ended September 30, 2000, respectively, to $6.8 million and $21.0 million for the three and nine months ended September 30, 2001, respectively. These services include:

   - fully managed application hosting including equipment, monitoring, security and maintenance services;

   - co-located and shared web hosting services in our state of the art web hosting centers; and

   - event solutions consisting of managed hosting, integration services, and a software suite of web-based event tools known as CyberCentral(TM).

         The continued expansion of our web hosting customer base and product line accounted for $4.2 million of the increase for the nine months ended September 30, 2001 in comparison to the same period in 2000. In addition, approximately $2.0 million of the increase was the result of revenue from our event solutions, CyberCentral(TM). An increase in the managed web hosting services provided to the New York Department of Labor in connection with America's Job Bank provided an additional $7.6 million in hosting revenue during the nine months ended September 30, 2001.

         INTERNET SOLUTIONS REVENUE decreased by approximately $2.9 million and $7.7 million, from $9.5 million and $24.2 million for the three and nine months ended September 30, 2000, respectively, to $6.6 million and $16.5 million for the three and nine months ended September 30, 2001, respectively. These services include:

   -   linking existing databases and legacy systems with the web;

   - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers; and

   -   developing business-to-business and business-to-consumer web sites.

         The Internet solutions revenue related to the services provided to the New York State Department of Labor in connection with America's Job Bank decreased $8.5 million during the nine months ended September 30, 2001 in comparison to the same period in 2000. This decrease was primarily due to a shift in focus to more managed web hosting services provided to America's Job Bank as discussed above. However, offsetting the decrease, was an increase in revenue from our other Internet solutions customers obtained organically and through acquisitions which increased by $0.8 million, reflecting the continued diversification and expansion of our customer base. During the nine months ended September 30, 2001, revenue from customers other than the New York State Department of Labor was 55% of total Internet solutions revenue, up from 34% during the same period in 2000.

         INTERNET CONNECTIVITY REVENUE decreased by approximately $1.0 million and $1.3 million, from $8.1 million and $23.4 million for the three and nine months ended September 30, 2000, respectively, to $7.1 million and $22.1 million for the three and nine months ended September 30, 2001, respectively. These services include:

   - providing high-speed broadband internet connections to businesses and institutions at speeds ranging from OC-3 to fractional T-1;

   -   nationwide dial access through over 480 points-of-presence;

   -   digital subscriber line (DSL) services; and

   - infrastructure and connectivity engineering special projects provided to NET.

         The decrease in connectivity revenues resulted principally from the integration of the CRL legacy network in early 2001 in which we closed various unprofitable points of presence (POP) and experienced higher than normal churn. In addition, we have seen increased price competition and have had to lower prices as certain contracts renewed. We expect this trend to continue for the foreseeable future as Internet connectivity becomes more commoditized.


COSTS AND EXPENSES

         The following table and discussion highlights the costs and expenses of the Company:

                                               Three months ended                    Nine months ended
                                                    September 30,                      September 30,
                                   --------------------------------         --------------------------------
                                   2000          2001        Change          2000         2001        Change
                                   -----        -----         -----         -----         -----        -----
                                             (in millions)                             (in millions)
Cost of revenues                   $14.6        $12.8         $(1.8)        $38.4         $38.8        $ 0.4
Sales and marketing                  7.2          4.5          (2.7)         21.4          16.2         (5.2)
General and  administrative          5.7          5.8           0.1          15.5          15.9          0.4
Research and development             0.9          0.5          (0.4)          1.3           1.8          0.5
Depreciation                         2.9          3.4           0.5           7.3           9.5          2.2
Amortization                         3.4          3.7           0.3           8.2          11.1          2.9
Other                                0.0         (0.1)         (0.1)         (0.3)          6.1          6.4
                                   -----        -----         -----         -----         -----        -----
 Total costs and expenses          $34.7        $30.6         $(4.1)        $91.8         $99.4        $ 7.6
                                   =====        =====         =====         =====         =====        =====

         COST OF REVENUES. Cost of revenue decreased approximately $1.8 million from $14.6 million in the three months ended September 30, 2000 to $12.8 million in the three months ended September 30, 2001. Total cost of revenues increased approximately $0.4 million from $38.4 million in the nine months ended September 30, 2000 to $38.8 million in the nine months ended September 30, 2001. For the nine months ended September 30, 2001 our cost of revenues remained relatively flat versus the same period in the prior year even though our revenue increased nearly $5 million. This improvement in gross profit and margin was due to our ability to more efficiently manage our connectivity costs in 2001 by integrating the CRL legacy network and consolidating our network operations facilities to eliminate duplicate costs. In addition, we were able to further lower network infrastructure costs by renegotiating various pricing arrangements with our major vendors. Offsetting some of the cost reductions described above were increased labor costs to support the expansion of our web hosting services.

         As a percentage of revenue, cost of revenues decreased to 62% in the three months ended September 30, 2001 from 69% in the three months ended September 30, 2000. During the nine months ended September 30, 2001, cost of revenues decreased to 65% of revenue from 70% of revenue in the nine months ended September 30, 2000. These improved gross margins for the three and nine months ended September 30, 2001 can be attributed to our revenue strategy that focuses on high-end, integrated managed hosting services as well as our continuing ongoing initiatives to reduce the cost of delivery as described in more detail above.

         SALES AND MARKETING. For the three months ended September 30, 2000 and 2001, sales and marketing expense were approximately $7.2 million and $4.5 million, respectively. For the nine months ended September 30, 2000 and 2001, sales and marketing expense was approximately $21.4 million and $16.2 million, respectively. The $5.2 million decrease in the nine months ended September 30, 2001 was primarily attributable to the factors below.

   - $3.3 million in decreased costs associated with our streamlined marketing program and product management efforts;

   - $1.4 million in decreased sales salaries, commissions and related benefit costs; and

   - $0.3 million in decreased occupancy costs and other costs that support our sales presence.

         As a percentage of revenue, sales and marketing expense decreased to 22% in the three months ended September 30, 2001 from 34% in the three months ended September 30, 2000. During the nine months ended September 30, 2001, sales and marketing expense decreased to 27% of revenue from 39% of revenue in the nine months ended September 30, 2000. The reduction in these percentages for the three and nine months ended September 30, 2001 reflects our better use of marketing resources, an improved expense management and an increase in sales force productivity.

         GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 2000 and 2001, general and administrative expenses were approximately $5.7 million and $5.8 million, respectively. For the nine months ended September 30, 2000 and 2001, general and administrative expenses were approximately $15.5 million and $15.9 million, respectively. The increase in general and administrative expenses of approximately $0.4 million in the nine-month period was primarily attributable to:

   -   $0.9 million increase in costs related to salaries of new personnel;

   -   $0.6 million increase in bad debt expense;

   -   $0.5 million increase in legal costs related to certain litigation (see
       Part II, Item 1 - Legal Proceedings);

   -   $1.0 million decrease in recruiting costs;

   -   $0.2 million decrease in travel costs;

   -   $0.2 million decrease in other professional service fees; and

   - other decreases representing a concerted and continued effort by the entire Company to reduce administrative costs.

         For the quarter ended September 30, 2001, general and administrative expense increased as a percent of revenue to 28% from 27% for the quarter ended September 30, 2000. This increase as a percentage of revenue resulted primarily from legal fees incurred with respect to certain litigation as referred to above. The Company expects these costs to continue for the foreseeable future and as a result, our EBITDA losses and cash flow position may be negatively impacted. For the nine months ended September 30, 2001, general and administrative expense decreased as a percentage of revenue to 27% from 28% for the quarter ended September 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development costs are principally focused in our web hosting and Internet solutions service offerings. For the three months ended September 30, 2000 and 2001, research and development costs were approximately $0.9 million and $0.5 million, respectively. For the nine months ended September 30, 2000 and 2001, research and development costs were approximately $1.3 million and $1.8 million, respectively. The increase in research and development costs of approximately $0.5 million in the nine-month period was primarily attributable to salaries and related costs to develop and design web hosting and Internet solutions products, such as Delta Edge(TM), which we believe is the first content distribution technology to accelerate Internet delivery of dynamic data with real-time changes.

         DEPRECIATION. For the three months ended September 30, 2000 and 2001, depreciation expense was approximately $2.9 million and $3.4 million, respectively. For the nine months ended September 30, 2000 and 2001, depreciation expense was approximately $7.3 million and $9.5 million, respectively. The increase of $2.2 million in the nine months ended September 30, 2001 is primarily attributable to the acquisition of equipment and leasehold improvements to support our web hosting customer base and equipment used to support the expansion of our network infrastructure. A portion of the depreciation expense increase also resulted from additional office furniture and equipment necessary to support our expanded office space.

         AMORTIZATION. For the three months ended September 30, 2000 and 2001, amortization expense was approximately $3.4 million and $3.7 million, respectively. For the nine months ended September 30, 2000 and 2001, amortization expense was approximately $8.2 million and $11.1 million, respectively. Amortization expense relates to goodwill from businesses acquired during 2000 and is being amortized generally over five years.

         INTEREST EXPENSE. Interest expense has increased $0.2 million from $1.0 million for the three months ended September 30, 2000 to $1.2 million for the three months ended September 30, 2001. Interest expense has increased $1.5 million from $2.2 million for the nine months ended September 30, 2000 to $3.7 million for the nine months ended September 30, 2001. The increase of $1.5 million for the nine months ended September 30, 2001 is mainly the result of the debt discount amortization and interest expense charges on the $30 million 5% convertible debentures issued on June 5, 2000. Interest expense from new equipment leases and loans account for the remainder of the increases.

         NET LOSS. Net loss attributable to common stockholders for the quarter ended September 30, 2000 was approximately $14.2 million, or $0.57 per share, compared with approximately $11.2 million or $0.40 per share for the quarter ended September 30, 2001. Net loss attributable to common stockholders for the nine months ended September 30, 2000 was approximately $38.1 million, or $1.59 per share, compared with approximately $43.3 million or $1.59 per share for the nine months ended September 30, 2001. Our loss per share for the nine months ended September 30, 2001 was impacted by the following non-recurring, non-cash adjustments which resulted in our loss per share increasing from $1.36 to $1.59:

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had $1.5 million in cash and cash equivalents, of which $0.6 million is restricted, $0.2 million in marketable securities and a $19.1 million working capital deficit. We have utilized the available proceeds from our IPO and the issuance of 5% convertible debentures. Details of our credit facilities are discussed below:

   - On July 10, 2001, we entered into a one-year revolving credit agreement with seven lenders for a principal amount of up to $6.0 million. The original agreement stated that the total amount that we may borrow is limited by our borrowing base, which was to be measured at any time of borrowing by multiplying the total value of our eligible account receivables by 44.44%. Amounts borrowed under the credit agreement bear interest for the first 60 days outstanding at the prime rate plus two hundred basis points and thereafter at the prime rate plus four hundred basis points. At September 30, 2001, the Company had loans outstanding totaling $4.1 million under this revolving credit agreement. On October 10, 2001, the Company entered into an amendment to the revolving credit agreement. That amendment increased the maximum principal amount of borrowings under the revolving credit agreement to $7.0 million and permitted the Company to borrow the maximum amount, notwithstanding that its borrowing base was insufficient to support that amount of borrowing. The Company borrowed $2.9 million in connection with the amendment on October 10, 2001.

   - On January 20, 2001, the Company renewed a credit agreement with a commercial bank for an aggregate amount of $7.5 million through January 19, 2002. However, there can be no assurances that this credit facility will be able to be renewed past that date. Interest is charged and payable on a monthly basis as determined by the Company, either on the LIBOR plus 40 basis points or a prime rate basis less 200 basis points. The credit facility is collateralized by either cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NET (see Note F to the financial statements). In accordance with the terms of the credit agreement, the bank issued standby letters of credit in the Company's name for $1.4 million expiring January 19, 2002, pursuant to the credit agreement, collateralizing the Company's obligation to third parties for real property leases. The Company's available credit under its line of credit agreement is effectively reduced by the outstanding amount of these letters of credit. At September 30, 2001, the Company had $4.3 million outstanding and $1.8 million in availability under this line of credit.

         Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $125.7 million at September 30, 2001, and have used $7.9 million in cash in the aggregate to fund operations during the first three quarters of 2001.

   - Net cash used in operating activities for the nine months ended September 30, 2000 and 2001 was approximately $31.9 million and $7.9 million, respectively. The decrease in cash used of $24.0 million was principally a result favorable working capital changes of $18.4 million, increased amortization of goodwill of $2.9 million, additional depreciation expense of $2.2 million, write-off of debt discount of $2.2 million, increase in realized loss on marketable securities of $2.9 million, and additional bad debts of $0.6 million, offset by increased net losses from operations of $5.1 million.

   - For the nine months ended September 30, 2000, cash of approximately $4.4 million was used in investing activities. For the nine months ended September 30, 2001, cash of approximately $3.8 million was provided by investing activities. The increase in the net cash provided by investing activities of approximately $8.2 million was primarily associated with the decrease in the investments in acquired companies of $10.2 million and the decrease in purchases of property and equipment of $12.9 million, offset by the decrease in net proceeds from the sale of marketable securities of $15.1 million.

   - For the nine months ended September 30, 2000, cash of approximately $29.1 million was provided by financing activities. For the nine months ended September 30, 2001, cash of approximately $0.1 million was used in financing activities. This decrease in cash provided of approximately $29.2 million consists principally of the issuance of convertible debentures in June 2000 of $29.0 million, net of $1.0 million in issuance costs.

   - Our accounts payable increased substantially during the three months ended September 30, 2001 due to the lack of availability of cash equivalents or additional financing to discharge these liabilities. We have negotiated settlements or payment arrangements with certain vendors and are continuing to make additional arrangements or settlements with other vendors in an effort to improve liquidity.

         We may need up to $10 million during the next year to satisfy obligations under a put option agreement in connection with our acquisition of CRL Network Services, Inc. Payment of these obligations is subject to the resolution of certain legal proceedings described in Part II, Item 1 - "Legal proceedings" of this quarterly report. In addition, the agreements relating to the 5% convertible debentures and the revolving credit agreement contain certain restrictions on our ability to redeem common shares pursuant to this put option agreement. If an unfavorable outcome does occur requiring us to pay cash to redeem the shares owned by the former CRL shareholders, we may not have sufficient financial resources to meet the obligation and may be in default under the terms of the convertible debenture and revolving credit agreements.

         We have made capital investments in our web hosting centers, network and other capital assets totaling $11.6 million and $16.8 million in the years ended December 31, 1999 and 2000 and $4.6 million in the nine months ended September 30, 2001. We acquired assets under capital leases for $1.5 million in 1999, $7.7 million in 2000, and $2.6 million in the nine months ended September 30, 2001.

         At September 30, 2001 we had $0.2 million in marketable securities and $1.5 million in cash, of which $0.6 million is restricted. In addition to these amounts and the aforementioned sources of funds at our disposal, we will need to renew our $7.5 million bank line of credit and our $7.0 million revolving credit agreement in 2002 and raise additional funds through public or private financing, strategic relationships, the sale of non-strategic assets or other arrangements to complete the execution of our business plan. Additional financing is subject to certain restrictions within the convertible debenture agreements and there can be no assurance that additional financing will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available may involve restrictive covenants and significant interest expense. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies and sell certain non-core assets. In response to current market conditions and as part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position ourselves under current market conditions. We have completed the consolidation of duplicate network operations facilities and are continuing the ongoing initiatives to reduce non-essential personnel and controllable costs such as travel and capital expenditures. In October 2001, we reduced our total workforce by approximately 16%, and even though the full benefits of this reduction will not be felt until the 1st quarter of 2002, this measure along with the other initiatives described above continue to reduce our working capital requirements.

         We believe that in order to achieve our long-term growth objectives and maintain and enhance our competitive position, additional financial resources will be required. We may not be able to secure such financial resources on commercially reasonable terms. If we are unable to obtain adequate financing or receive an unfavorable resolution of the litigation with the former CRL shareholders (see Note L to the financial statements), we will be required to significantly reduce and/or possibly suspend our operations and will be required to seek relief under Chapter 11 of the Bankruptcy Code.

 COMMITMENTS

         As of September 30, 2001, our operating lease obligations were $1.5 million, $4.1 million and $3.1 million for 2001, 2002 and 2003, respectively, and $12.0 million thereafter. Our purchase commitments under various telecommunication agreements was $5.0 million, $5.5 million and $5.0 million for 2001, 2002 and 2003, respectively, and $9.5 million thereafter.

         Annual maturities of our debt obligations are as follows: $1.4 million in 2001, $14.3 million in 2002 and $33.2 million in 2003. The debt maturing in 2001 represents capital lease and other equipment financing obligations. The debt maturing in 2002 includes $4.3 million in bank line of credit obligations, $4.1 million in revolving credit loans and $5.9 million in capital lease and other equipment financing obligations. The debt maturing in 2003 includes $29.9 million in convertible debentures maturing on June 5, 2003 and $3.3 million in capital lease and other equipment financing obligations. The convertible debentures can be converted into stock at any time until maturity, at the option of the investors.

         The Company is not current with its required payments under certain capital lease and debt obligations. However, the Company has not received formal notice of an event of default and is currently negotiating alternative payment or other arrangements with the lenders.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At September 30, 2001, we had various financial instruments consisting of variable rate debt, short-term investments and convertible debentures entered into for purposes other than trading. The substantial majority of our outstanding debt obligations excluding the convertible debentures have variable interest rates. At September 30, 2001, the carrying value of our debt obligations approximate the fair value due to the short maturity and/or variable interest rates of a majority of the debt. The weighted average interest rate of our debt obligations at September 30, 2001 was 7.0%.

         Our investments are generally common stock securities. At September 30, 2001, all of our investments are classified as available for sale and are carried at fair value of $0.2 million. These investments are subject to market risk which is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices. A change of this nature would not have a material impact on our financial position at September 30, 2001. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.


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

         On December 13, 2000, James G. Couch filed a complaint in New York State court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000 pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to re-purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. In addition, the Company is pursuing indemnification claims under an escrow agreement against Mr. Couch in an arbitration proceeding. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all his claims, striking the Company's fraud defense to the extent it seeks a rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, 2001, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9, 2001 took place on April 5, 2001. On July 23, 2001, the court ruled on the parties' motions. The court granted Mr. Couch's motion to dismiss the Company's counterclaim for violations of the California Corporations Code. The court granted Mr. Couch's motion to stay the Company's counterclaims for indemnification and breach of contract and the Company's cross-motion to stay the entire litigation pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The court held in abeyance Mr. Couch's motion for partial summary judgment on his breach of contract claim pending the determination of the arbitration, denied Mr. Couch's motion to strike the Company's fraud defense to the extent it seeks a rescission remedy, and granted Mr. Couch's motion to strike the Company's claim for punitive damages. The Company has filed a notice of appeal from the adverse aspects of the ruling, and Mr. Couch has filed a cross-appeal. The Company has received an interim decision from the arbitration panel granting some of our claims and denying others. This litigation is still in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. However, if an unfavorable outcome does occur requiring the Company to pay cash to redeem the shares owned by the former CRL shareholders, the Company may not have sufficient financial resources to meet the obligation. At September 30, 2001, the Company has $10 million recorded as temporary equity in connection with these put options.

         On September 21, 2001, James G. Couch filed a complaint in the Delaware Court of Chancery seeking the appointment of a receiver for the Corporation. On October 15, 2001, the Company answered the complaint and asserted certain affirmative defenses.

         On September 21, 2001, James G. Couch filed a complaint in New York State court against the Company, a group of investors led by the Palladin Group, L.P., Danny Stroud, the Company's president, and certain other unnamed persons seeking to set aside as a fraudulent conveyance the transactions that the Company entered on July 10, 2001, including the security interest granted by the Company to such investors (see Note G to the financial statements). On October 22, 2001, the Company answered the complaint and asserted certain affirmative defenses.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of September 30, 2001, the Company has used the proceeds from its IPO on May 5, 1999 and convertible debentures issued on June 5, 2000 to fund its operations, working capital requirements, acquisitions and capital expenditures.

         During the three and nine months ended September 30, 2001, proceeds of approximately $15,000 and $63,000, respectively, were generated from the exercise of options for 110,000 and 405,827 shares, respectively, of our common stock. There were no significant expenses, underwriting discounts or commissions attributable to these proceeds. These options had been granted under our Incentive Stock Option Plans and were exercised by certain employees and directors. During the three and nine months ended September 30, 2001, proceeds of approximately $0 and $337,839, respectively, were generated from the issuance of 0 and 537,105 shares, respectively, of our common stock under our Employee Stock Purchase Plan. The shares issued pursuant to our 1996 and 1999 Option Plans and our Employee Stock Purchase Plan were registered through our registration statement on Form S-8 (File No. 333-83177), which we filed with the SEC on July 19, 1999.

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

IF OUR FINANCIAL CONDITION DOES NOT PROMPTLY IMPROVE SUBSTANTIALLY, WE MAY HAVE TO SEEK RELIEF UNDER CHAPTER 11 OF THE BANKRUPTCY CODE OR MAY BE FORCED INTO BANKRUPTCY PROCEEDINGS.

         If our financial condition continues to deteriorate and we are unable to promptly restructure our indebtedness, reduce our losses, and obtain additional financing, we may be forced to seek relief under Chapter 11 of the Bankruptcy Code, or may be forced into bankruptcy. Chapter 11 would permit us to remain in control of our business, protected by a stay of all creditor action, while we attempt to negotiate and confirm a plan of reorganization with our creditors. If we commence a case under Chapter 11, we may experience a deterioration in our customer relationships, a reduction in orders, the loss of suppliers, and an erosion of employee morale. We may be unsuccessful in our attempts to confirm a plan of reorganization with our creditors. Many Chapter 11 cases are unsuccessful, and virtually all involve substantial expense and damage to the business. If we seek relief under Chapter 11 and are unsuccessful in obtaining confirmation of a plan of reorganization, our assets would be liquidated. In a bankruptcy case, all other creditors would be paid prior to our shareholders.

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

WE HAVE A HISTORY OF NET LOSSES AND EXPECT THESE LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE.

         We have incurred net losses and have experienced negative cash flows in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At September 30, 2001 and December 31, 2000 and 1999, we had an accumulated deficit of approximately $125.7 million, $82.4 million and $29.8 million, respectively. We incurred net losses of $43.3 million for the nine months ended September 30, 2001 and $52.6 million, $14.1 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. As a result of executing our business plan, we expect our net losses and negative cash flows on a quarterly and annual basis to continue in the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our business plan. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

WE WILL NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN DILUTION OF THE HOLDINGS OF EXISTING SHAREHOLDERS OR AN INCREASE IN OUR INTEREST EXPENSE. IF THESE FUNDS ARE NOT AVAILABLE, OUR BUSINESS COULD BE HURT.

         We intend to use our available cash and existing financing arrangements to fund our operations, working capital requirements and capital expenditures. We will need to raise additional funds to become current with our vendors and other obligations, and to convince potential investors and our current and potential future customers of our long-term viability and to fund losses until we become EBITDA and cash flow positive. Any additional financing is subject to certain restrictions within the convertible debenture agreements and there can be no assurance that additional financing will be available on terms acceptable to us, or at all. If additional funds are not available, our business could be detrimentally impacted. Also, if we are required to pay cash to redeem the shares owned by the former CRL shareholders, we will not have sufficient financial resources to meet that obligation. In addition, we will need to raise additional funds through public or private debt or equity financing in order to:

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

         The number of businesses providing Internet-related services continues to grow. We are aware of other companies, in addition to those named above, that have entered into or are forming joint ventures or consortia to provide services similar to those provided by us. Others may acquire the capabilities necessary to compete with us through acquisitions.

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

         We currently derive a substantial portion of our total revenue from contracts with two customers; NYSERNet.org, Inc. ("NYSERNet"), a not-for-profit corporation that is affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these contracts could significantly hurt our business. For the nine months ended September 30, 2001, revenue from NYSERNet.org, Inc. represented approximately 19% of our total revenue. For the years ended December 31, 2000, 1999 and 1998 revenue from NYSERNet.org, Inc. represented approximately 18%, 27% and 37% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the nine months ended September 30, 2001 represented 28% of our total revenue. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 2000, 1999 and 1998 represented 28%, 39% and 28% of our total revenue, respectively.

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

         We cannot be assured that revenue from these two customers, or from other customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. In addition, we may not succeed in diversifying our customer base in future periods.

WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS, WHICH WOULD AFFECT OUR ABILITY TO COMPETE.

         Interruptions in service to our customers could hurt our business. To succeed, we must be able to operate our network and web hosting management infrastructure 24 hours per day, seven days per week, without interruption. Our operations depend upon our ability to protect our network and web hosting infrastructure, our equipment and customer data against damage from human error, war, terrorism or "acts of God." Even if we take precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in the services we provide to our customers.

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

         Contracts with various government agencies accounted for approximately 39% of our total revenue for the nine months ended September 30, 2001, and 36% and 53% of our total revenue for years ended December 31, 2000 and 1999, respectively. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

         A component of our strategy is to acquire web hosting and Internet solutions companies and other businesses complementary to our operations. In the 28 months ending September 30, 2001 we have acquired or invested in several companies. In the future, we may acquire additional companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

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

         We cannot assure you that any completed acquisition will enhance our business. If we consummate additional acquisitions in which any significant portion of the consideration consists of cash, a significant portion of our available cash could be used to consummate the acquisitions. If we consummate one or more acquisitions in which any significant portion of the consideration consists of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. The purchase price of future acquisitions will most likely be significantly greater than the fair value of the acquired net assets. Our acquisitions to date have been accounted for under the purchase method. Under SFAS 141, all future acquisitions are required to be accounted for under the purchase method and could result in significant goodwill and/or impairment charges for acquired technology based on SFAS 142.

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

SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 49% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

         Broadwing Communications, Inc. ("Broadwing"), NYSERNet.net, Inc. and Grumman Hill Investments III, L.P. ("Grumman Hill") control approximately 16.6%, 16.5% and 10.2%, respectively, of our outstanding common stock at September 30, 2001. In addition, our executive officers may be deemed to beneficially own in the aggregate approximately 5.9% of our outstanding common stock. Accordingly, Broadwing, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. In addition, Grumman Hill has a representative on our board of directors. NYSERNet.net, Broadwing, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT.

         We are leveraged, and we may seek additional debt funding in the future. As of September 30, 2001, we had approximately $49.1 million of outstanding debt and an accumulated deficit of $125.7 million. We may not be able to generate sufficient revenue to fund our operations or to repay our debt. Our existing substantial leverage poses, and any future leverage would pose, the risk that:

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

         Also, our large amount of debt negatively impacts our shareholders in many ways, including:

         - increasing the likelihood that we may be forced to seek relief under Chapter 11 or that we may be forced into bankruptcy proceedings;

         - reducing funds available to support our business operations and for other corporate purposes because portions of our cash flow from operations must be dedicated to the payment of principal and interest on our debt;


         - impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

         -        increasing our vulnerability to increases in interest rates;

         - placing us at a competitive disadvantage because we may be substantially more leveraged than certain of our competitors; and

         - hindering our ability to adjust rapidly to changing market conditions and making us more vulnerable to a downturn in general economic conditions.

DELISTING OF OUR SHARES ON THE NASDAQ NATIONAL MARKET MAY LIMIT YOUR ABILITY TO DISPOSE OF YOUR SHARES.

         On May 23, 2001, Nasdaq formally notified us of our failure, for more than 30 consecutive business days, to maintain the $1.00 minimum bid price required by Nasdaq Marketplace Rule 4310(c)(4). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(B), Nasdaq had given the Company 90 calendar days, or until August 21, 2001 to regain compliance with Rule 4310(c)(4). Nasdaq notified us that, if we were unable to demonstrate compliance with Rule 4310(c)(4) on or before August 21, 2001, Nasdaq would provide us with written notification that our common stock will be delisted. As of August 21, 2001, we did not regain compliance with Rule 4310(c)(4), and therefore, requested a hearing and a stay of the delisting of our common stock. However, on September 27, 2001, our hearing scheduled for October 4, 2001 was rendered moot and our hearing file was closed as Nasdaq formally informed us that they implemented a moratorium on the minimum bid price and public float requirements for continued listing on the Nasdaq Stock Market. Under the moratorium, the continued listing requirements will be suspended until January 2, 2002, at which time the 30 and 90-day periods provided by Marketplace Rule 4310(c)(8)(B) would start anew.

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

         On May 5, 1999, we completed our initial public offering, or IPO, of 5,175,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-72133). In addition to our IPO as a result of our re-offer prospectus filed on Form S-8 with the Securities and Exchange Commission ("SEC") on July 19, 1999 (File No. 333-83177), approximately 4,500,000 shares of our outstanding common stock no longer qualify as "restricted securities" under Rule 144 of the Securities Act of 1933 and, under the Securities Act, these shares may be freely re-offered and re-sold. However, affiliates who sell shares of our common stock under this re-offer prospectus must comply with the volume of sale limitations imposed under Rule 144(e) of the Securities Act. Also, a substantial number of shares of common stock issuable upon exercise of outstanding stock options are available for resale in the public market as a result of our filing a registration statement on Form S-8 with the SEC on July 19, 1999 (File No. 333-83177) in order to register the shares issued and issuable upon the exercise of options granted under our 1996 Incentive Stock Option Plan and our 1999 Stock Option Plan as well as shares issued under our 1999 Employee Stock Purchase Plan. Amendment No. 1 to this registration statement on Form S-8 was filed with the SEC on August 29, 2001 in order to register an additional 2,000,000 shares issuable upon the exercise of options under our 1999 Stock Option Plan.

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

         As of September 30, 2001, an additional 27% of the shares of our common stock continue to be restricted securities. Certain of the holders of these restricted securities have registration rights with respected to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares are or may become freely tradable in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     EXHIBITS.

         The following exhibits are filed or incorporated by reference herewith:

         Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended September 30, 2001.

         Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the nine months ended September 30, 2001.

         Exhibit 10.78     Amendment No. 1, dated as of October 10, 2001, to the
                           Revolving Credit Agreement and the Security
                           Agreement, both dated as of July 10, 2001, by and among AppliedTheory Corporation, the subsidiaries named therein, and the lenders named therein.

         Exhibit 99.1 Press release issued by AppliedTheory Corporation on November 13, 2001.

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

                  On August 28, 2001, we filed a current report on Form 8-K that included information relating to an August 22, 2001 Nasdaq staff determination letter that stated the Company had failed to comply with the $1.00 minimum bid price required for continued listing of its common stock on the Nasdaq National Market or to regain compliance with that rule, and as a result, the Nasdaq staff had determined to delist AppliedTheory's common stock from the Nasdaq National Market. The Company had requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. The hearing was scheduled for October 4, 2001, whereby the Company intended to request additional time to bring itself into compliance with the $1.00 minimum bid price requirement and that the Panel reconsiders the Nasdaq staff determination to delist AppliedTheory's common stock from the Nasdaq National Market. However, on September 27, 2001, Nasdaq suspended its $1.00 minimum bid price requirement for all its listed companies until January 2, 2002. As a result, the hearing scheduled for October 4, 2001 was canceled and our common stock was not delisted from the Nasdaq National Market.

                            APPLIEDTHEORY CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            AppliedTheory Corporation

Date:      November 10, 2001                   by:    /s/  Danny E. Stroud
                                                    ----------------------------------------------
                                                    Danny E. Stroud
                                                    President and Chief Executive Officer
                                                    (Principal Executive Officer)


Date:      November 10, 2001                   and:   /s/  Angelo A. Gencarelli III
                                                    ----------------------------------------------
                                                    Angelo A. Gencarelli III
                                                    Sr. Vice President and Chief Financial Officer
                                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed or incorporated by reference herewith:

    Exhibit 11.1 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the three months ended September 30, 2001.

    Exhibit 11.2 Calculation of Basic and diluted loss per share and weighted average shares used in calculation for the nine months ended September 30, 2001.

    Exhibit 10.78          Amendment No. 1, dated as of October 10, 2001, to the
                           Revolving Credit Agreement and the Security
                           Agreement, both dated as of July 10, 2001, by and among AppliedTheory Corporation, the subsidiaries named therein, and the lenders named therein.

    Exhibit 99.1           Press release issued by AppliedTheory Corporation on
                           November 13, 2001.