Form 10-K
period 2001-12-31
APPLIEDTHEORY CORP
filed 2002-04-16
CIK 1078577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-25759
                             ---------------------
                           APPLIEDTHEORY CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      16-1491253
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or Organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 19, 2002, based upon the closing price of the Common Stock on the NASDAQ Stock Market for such date, was approximately $2,894,781.

     The number of shares outstanding of the registrant common stock as of March 19, 2002 was approximately 31,624,691.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Index of Exhibits filed with this report begins at page 80.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           APPLIEDTHEORY CORPORATION

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1.  Business....................................................    4
Item 2.  Properties..................................................   25
Item 3.  Legal Proceedings...........................................   25
Item 4.  Submission of Matters to a Vote of Security Holders.........   27

                                  PART II
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   27
Item 6.  Selected Financial Data.....................................   28
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   29
Item
  7A.    Quantitative and Qualitative Disclosures About Market
         Risk........................................................   41
Item 8.  Financial Statements and Supplementary Data.................   42
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   70

                                 PART III
Item
  10.    Directors and Executive Officers of the Registrant..........   70
Item
  11.    Executive Compensation......................................   72
Item
  12.    Security Ownership of Certain Beneficial Owners and
         Management..................................................   75
Item
  13.    Certain Relationships and Related Transactions..............   76

                                  PART IV
Item
  14.    Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   78
Signatures...........................................................   79
Exhibits.............................................................   80

                                     PART I

ITEM 1.  BUSINESS

     From time to time, in both written and in oral statements by our senior management, we express expectations and other statements regarding future performance. These forward-looking statements are inherently uncertain and you must recognize that events could turn out to be different than such expectations and statements. We discuss key factors impacting current and future performance in this annual report and in our other filings and reports.

RECENT DEVELOPMENTS

     As a result of our current financial condition, we expect to file voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of New York. We plan to petition the court to allow us to continue operating our business as debtors-in-possession which will enable us to focus on operating our business and serving our customers while we finalize a plan of reorganization to provide a suitable capital structure for long-term growth. Under a Chapter 11 bankruptcy filing, most of the obligations that we incur before the filing are frozen during the bankruptcy proceeding. In general, this means that during this time we will be able to use some of our resources to operate our business and to attempt to find one or more buyers for all or a portion of our business. We hope to be able to obtain debtor-in-possession (DIP) financing to assist us in funding our post-petition operating expenses and supplier and employee obligations that arise in the ordinary course of business. We are exploring opportunities and currently intend to sell all, part or parts of our business, and we are currently in preliminary discussions with potential bidders. We cannot assure you that these discussions will result in a successful sale. We also do not expect to generate sufficient cash to repay any of your investment under any circumstances.

     On March 13, 2002 and November 14, 2001, we reduced our national workforce by approximately 115 and 40 employees, respectively, as part of a restructuring initiative to better position ourselves for long-term sustainability and profitability amid the continued negative market conditions. In conjunction with the reduction in our employee base, we also closed several regional offices related to sales and operating units that were either under-performing financially or not relevant to our managed hosting services and applications development customers. The current market conditions make it imperative for us to place increased emphasis on protecting our current customer base and optimizing earnings from our core managed hosting services and related applications development business. This restructuring initiative represents a pragmatic, decisive strategy designed to successfully carry out our business plan.

GOING CONCERN

     The accompanying consolidated financial statements and financial information have been prepared assuming that we will continue as a going concern, but there is substantial doubt about our ability to continue as a going concern. We incurred losses from operations of $59.7 million and net losses of $64.3 million during the fiscal year ended December 31, 2001. We have not been successful in obtaining additional financing to sustain our operations and will have insufficient liquidity to meet our needs for continuing operations and meeting our obligations unless a new source of financing is obtained or an acquirer is found. If no source of funding or acquirer is found, our expected Chapter 11 proceeding will likely be converted into a Chapter 7 proceeding, and our assets liquidated. We plan to explore ways in the Chapter 11 proceeding in which we might restructure our debt obligations, but even if we do so we expect that we would need additional financing to pursue our current business plan. As a result, we cannot assure you that we will be successful in any restructuring, refinancing or sale on a timely basis or on terms that are acceptable to our creditors or us.

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

     In addition, we provide dedicated server and co-location hosting services, security consulting services, virtual private networks (VPNs) and managed firewalls for network security. We also provide direct connectivity to the global Internet.

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

OUR EXPERTISE IS EVIDENT IN OUR HANDS-ON EXPERIENCE

     AppliedTheory deploys Internet solutions to approximately 1,200 customers. Our customer satisfaction is reflected in our low historic churn rate of less than 3/4% per month and reflects the dedication of our more than

400 employees nationwide as of December 31, 2001 and, as a result of the cutbacks described above, approximately 300 employees as of the date of filing of this annual report.

     We have developed business-to-business networks, web sites, portals and e-business strategies; built internal corporate networks; migrated existing or legacy software and data processing and storage systems to the Internet; designed web site user interfaces; and constructed e-commerce sites from the ground up for major businesses and mid-sized companies nationwide.

     - We provide Internet solutions to some of America's leading companies, including AOL Time Warner, United Parcel Service and Ingersoll-Rand.

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

     - In addition to the NYS Department of Labor and U.S. Department of State, our government work has further expanded as a result of a General Services Administration ("GSA") contract that was entered into during 2001. This contract qualifies the Company to sell e-business services directly to Federal agencies. The GSA is one of three central management agencies of the Federal Government. In addition, we have added the State of Hawaii as a customer and are working with the U.S. Forest Service on the redesign of their web operations.

     - In the third quarter we also entered into a three-year contract with New York City Health and Hospitals Corporation (NYCHHC), a $4.1 billion organization that oversees the public hospital system in all five-city boroughs. We are providing them with managed Internet services, security, and connectivity for their entire user community, including doctors, hospital administrators, and technical staff throughout the city.

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

STRONG ALLIANCES EXPAND OUR CAPABILITIES

     To ensure our customers have access to today's leading technology, we have developed various business relationships with major Internet technology companies, including:

     - AT&T -- We utilize AT&T's national IP network, peering and co-location services to supply the majority of our network services.

     - Cisco -- Their high-end routers and switches serve as the core of our network backbone and web hosting infrastructure.

     - Compaq -- Their development, web and file servers are the foundation for our NT and Linux hosting product line.

     - Microsoft -- We are a Microsoft Certified Solutions provider.

     - Sprint -- We utilize Sprint's national IP infrastructure to provide certain of our network services.

     - Sun Microsystems -- Their development, web and file servers are the foundation for our UNIX hosting product line.

INDUSTRY OVERVIEW

     Although we see market opportunity, there are a number of elements in the market that have weighed against these opportunities. There has been significant difficulty in obtaining financing for competitive Internet service providers, which is both a cause and effect of the declining market value of these enterprises. A number of businesses in our sector of the market have recently filed for bankruptcy protection. This has, in our opinion, lowered investors' confidence in these ventures. Recent bankruptcies have also increased the amount of assets available in the market, and driven down their recovery value, which has affected at least some investors' willingness to provide funding for competitive Internet service providers. We believe that these market conditions have had a direct effect on us.

BUSINESS STRATEGY

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

     We have continued to concentrate on high-margin outsourced and managed hosting revenue. In addition, we have ongoing initiatives to reduce our costs of delivery and have made concerted efforts across the Company to streamline sales, marketing and administrative costs. The combination of these strategic measures has resulted in improved gross margins and a lower EBITDA loss (excluding non-recurring, non-cash charges) on a quarterly basis and yearly basis versus the prior year. These initiatives will affect our growth rate which we believe is a prudent trade off given the current market conditions.

COMPANY BACKGROUND

     We were incorporated in November 1995, and spun-off in October 1996 from NYSERNet.org, a not-for-profit corporation that was one of the founding institutions of the Internet, to pursue commercial opportunities that are Internet protocol, or IP, based. The sole member of NYSERNet.org is NYSERNet.net, Inc., one of our major stockholders. On April 30, 1999, we completed our initial public offering ("IPO") and our common stock is currently publicly traded on the NASDAQ Stock Market. Our corporate headquarters is located at 1500 Broadway; Third Floor; New York, New York 10036, and our telephone number at that location is (212) 398-7070.

EMPLOYEES

     As of December 31, 2001, we had approximately 432 full-time employees located in the United States, including approximately 221 in managed web hosting, Internet solutions and network operational positions, 106 in sales and marketing, and 105 in general and administrative positions. As of the date of the filing of this annual report, we have reduced our workforce to approximately 300 full-time employees. We believe that our relations with our employees are good. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we have never experienced a work stoppage.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers and directors of AppliedTheory:

    NAME                                   AGE                          TITLE
    ----                                   ---                          -----
    Danny E. Stroud......................  48    President, Chief Executive Officer and Director
    Angelo A. Gencarelli III.............  42    Senior Vice President and Chief Financial Officer
    Denis J. Martin......................  44    Senior Vice President, Products and Services
    Edward J. Siciliano..................  39    Senior Vice President, Sales
    Robert F. Mechur.....................  57    Senior Vice President and General Counsel
    Richard Mandelbaum...................  55    Director and Chairman of the Board
    David Groelinger.....................  51    Director
    James T. Kelsey......................  50    Director
    George Sadowsky......................  65    Director

     Additional information regarding our executive officers can be found in
Item 10 of this annual report -- "Directors and Executive Officers of the Registrant".

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

  WE EXPECT TO FILE VOLUNTARY PETITIONS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE, WHICH COULD RESULT IN THE TERMINATION OF OUR OPERATIONS, THE LIQUIDATION OF OUR ASSETS, AND THE LOSS OF ALL OR A PORTION OF YOUR INVESTMENT.

     Since our inception we have sustained significant operating and net losses from business operations. As a result of these losses and our inability to secure additional sources of financing to cover them, we expect to file voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In the Chapter 11 case, we plan to petition the court to allow us to continue operating our business as debtors-in-possession. While we anticipate being permitted to operate our business as debtors-in-possession, we cannot assure you that our expected petitions will not be dismissed or converted to Chapter 7, under which our assets would be liquidated. If the petitions are not dismissed and our expected Chapter 11 case is not converted to Chapter 7, we intend to sell all, part or parts of our business. If our expected Chapter 11 petitions are dismissed, we may be forced to liquidate our business more quickly. If our expected Chapter 11 case is converted to Chapter 7, we will cease to operate as debtors-in-possession and a bankruptcy trustee will be appointed to liquidate our assets. In any of these events, we do not expect to generate sufficient cash to repay any of your investment.

  WE CANNOT PREDICT THE TIMING OF OUR EXPECTED BANKRUPTCY CASE, ITS IMPACT ON OUR BUSINESS, OR THE ULTIMATE OUTCOME OF THE CASE, ALL OF WHICH COULD ADVERSELY AFFECT THE VALUE OF OUR OBLIGATIONS AND SECURITIES.

     The participation of our creditors and the bankruptcy court in our expected case means that we have little ability to control the timing and outcome of the case. We cannot assure you that the outcome or timing of our expected case will not adversely affect the ongoing portions of our business or our ability to pay our creditors. We currently intend to continue operating during our expected bankruptcy case, to the extent feasible and consistent with our obligations as debtors-in-possession. However, our expected filing of bankruptcy petitions may adversely affect our ability to retain employees, customers and suppliers, to generate revenues, and to operate our business. In addition, because of our expected bankruptcy filing and financial condition, our competitors may elect to pursue our customers more aggressively, further hampering our ability to retain our customers and convert our revenue backlog into revenue. We may be required to terminate the operation of all or a portion of our current business. Because we cannot predict the timing of such developments or the length of time that it will take to complete a reorganization and/or the orderly disposition of our business or assets, even if we are able to do so, we cannot ensure that we will have sufficient employees or funds to enable us to continue operations and to complete a reorganization and/or the orderly disposition of our assets through the conclusion of the expected bankruptcy process.

  WE MAY BE UNABLE TO SECURE ADDITIONAL FINANCING FOR OUR BUSINESS, WHICH COULD AFFECT THE OUTCOME OF OUR EXPECTED BANKRUPTCY CASE.

     Although we have been pursuing potential sources of additional financing to fund our ongoing business operations, we have not been successful in these efforts to date. If the costs of conducting our operations during our expected bankruptcy case (including the costs that we will incur in connection with the expected bankruptcy case) are greater than we expect or it takes longer than we expect to find a buyer for all or a portion of our business or assets, our inability to obtain additional financing could lead us to terminate our operations or to liquidate our remaining assets sooner than we expect.

  WE ARE EXPLORING OPPORTUNITIES FOR THE COMPANY, BUT CANNOT BE SURE THAT WE WILL BE ABLE TO REACH APPROPRIATE AGREEMENTS.

     We are exploring opportunities for the disposition of all or a portion of our current business or assets. Since this process is ongoing, we cannot assure you that we will be able to reach agreement with third parties over the definitive terms of any agreements. Nor can we assure you that if an agreement is reached, we will be able to complete an acceptable transaction. Because we expect to file for bankruptcy protection, we will have to obtain bankruptcy court approval of any transaction outside the ordinary course of business. If we are unable to enter into an appropriate agreement, it is likely that we will not be able to meet all or some of our obligations, and we may be required to cease operations and liquidate our assets. Further, if we were to sell a substantial portion of our business or assets, we may be unable to operate our remaining business and could be required to liquidate our remaining assets. It is unlikely that the sale of our current business and assets will generate sufficient proceeds to repay any of your investment.

  WE MAY BE UNABLE TO RETAIN SUFFICIENT QUALIFIED PERSONNEL, AND THE LOSS OF ANY OF OUR KEY EMPLOYEES COULD MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS AND IMPLEMENT OUR BUSINESS STRATEGY.

     Our products and services are technical in nature, and the market for employees in the Internet services industry is competitive and dynamic. As a result, our ability to maintain and operate of business effectively and to retain the overall value in our assets will depend in significant part on our ability to retain a substantial number of highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. The expected filing of the bankruptcy petitions and the strategic staff reductions made by us on March 13, 2002 likely will have a negative effect on our ability to retain (and if necessary, in the short term to attract new) employees. We expect that a number of employees may leave the company in light of its current posture and future prospects. In addition to our expected bankruptcy filing, we have experienced, and we anticipate continuing to experience, significant and increasing competition from other companies in attracting and retaining personnel who possess the skills that we require. We therefore may be unable to retain senior management, other key employees, or other skilled personnel in the future. Losing key employees could have a material adverse effect on our ability to implement the essential components of our expected bankruptcy plan.

  WE HAVE A LIMITED OPERATING HISTORY AND MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

     We have a limited operating history, and our business model is still evolving. We were incorporated in 1995 and commenced operations in late 1996. As an early stage Internet company, we are subject to expenses and difficulties associated with implementing our business plan that are not typically encountered by more mature companies. The risks associated with implementing our business plan relate to:

     - building out our web hosting infrastructure;

     - improving the efficiency of our sales structure and marketing programs;

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

  WE HAVE A HISTORY OF NET LOSSES AND THESE LOSSES MAY CONTINUE FOR THE FORESEEABLE FUTURE.

     We have incurred net losses and have experienced negative cash flows in each quarterly and annual period since inception and expect to continue to do so for the foreseeable future. At December 31, 2001, 2000 and 1999, we had an accumulated deficit of approximately $146.8 million, $82.4 million and $29.8 million, respectively. We incurred net losses of $64.3 million, $52.6 million and $14.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The extent to which our net losses and negative cash flows on a quarterly and annual basis continue in the future will be determined to a great extent by the results of our efforts to sell all or a portion of our business or to reorganize in our expected Chapter 11 proceeding, and therefore, it is unknown whether such losses and negative cash flows will continue for the foreseeable future. Our ability to achieve profitability is dependent in large part upon the successful implementation of our business plan. We cannot assure you that we will achieve or sustain revenue growth or profitability on either a quarterly or annual basis.

  WE WILL NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN DILUTION OF THE HOLDINGS OF EXISTING SHAREHOLDERS OR AN INCREASE IN OUR INTEREST EXPENSE. IF THESE FUNDS ARE NOT AVAILABLE, OUR BUSINESS COULD BE HURT.

     Even if we are successful in our efforts in the expected Chapter 11 proceeding, we will need to raise additional funds to satisfy our obligations, including those to our vendors and any other obligations which survive our expected Chapter 11 proceeding, to convince potential investors and our current and potential future customers of our long-term viability, and to fund losses until we become EBITDA and cash flow positive. There can be no assurance that additional financing will be available on terms acceptable to us, or at all. If additional funds are not available, our business could be detrimentally impacted. In addition, we will need to raise additional funds through public or private debt or equity financing in order to:

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

  WE MAY NOT BE ABLE TO GENERATE THE NECESSARY AMOUNT OF CASH TO SERVICE OUR EXISTING FINANCIAL OBLIGATIONS.

     We have certain financial obligations, including those under our 5% convertible debentures due June 5, 2003, and a contested obligation to certain former shareholders of CRL Network Services, Inc., pursuant to a put option agreement entered into between the Company and those shareholders as part of the consideration for the Company's acquisition of CRL Network Services, Inc. We believe, but cannot assure you, that those obligations will be restructured or discharged in our expected Chapter 11 proceeding. If such obligations are not satisfactorily restructured or discharged, we cannot assure you that our business will generate sufficient cash flow from operations or that additional equity or debt financing will be available on commercially reasonable terms or at all to enable us to fulfill our financial obligations or fund our other liquidity needs. If we are unable to generate sufficient cash flow for those needs, we may be unable to meet our obligations and may need to renegotiate or refinance all or a portion of our obligations under those agreements. We cannot assure you that we would be able to renegotiate or refinance our obligations under those agreements on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity and our business.

  OUR STRATEGY IS LIKELY TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

     Our future success depends in large part on our ability to manage our business. For our business plan to succeed, we will need to:

     - expand our business with new and current customers;

     - develop and offer successful new products and services; and

     - retain key employees and hire new employees;

     These activities are expected to place a significant strain on our resources. Also, we cannot guarantee that any of these will occur or that we will succeed in managing the results of any success in our business plan.

  OUR ANNUAL AND QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND OUR BUSINESS COULD CHANGE MATERIALLY AS A RESULT OF ACTIONS PROPOSED TO BE TAKEN IN OUR EXPECTED CHAPTER 11 PROCEEDING. AS A RESULT, PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS ARE NOT NECESSARILY MEANINGFUL AND SHOULD NOT BE RELIED UPON AS INDICATIONS OF FUTURE PERFORMANCE.

     Our historic results should not be considered in light of the fact that we propose to sell all or a portion of our business and/or to restructure our business in our expected Chapter 11 proceeding, and any comparison made with our business in prior periods would be with a business significantly different from what we expect our business to be in the future.

     We have experienced significant fluctuations in our results of operations on a quarterly and annual basis. In addition to the uncertainty presented by the anticipated restructuring of our business in our expected Chapter 11 proceeding, we expect to continue to experience significant fluctuations in our future quarterly and annual results of operations due to a variety of other factors, many of which are outside of our control, including:

     - economic conditions including those in the technology sector;

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

 A RELATIVELY LARGE PORTION OF OUR EXPENSES IS FIXED IN THE SHORT-TERM. AS A RESULT, OUR RESULTS OF OPERATIONS WILL BE PARTICULARLY SENSITIVE TO FLUCTUATIONS IN REVENUE.

     A relatively large portion of our expenses is fixed in the short-term, particularly in respect to data and telecommunications costs, depreciation, real estate occupancy costs, interest expense and personnel. Because we will be required to incur these fixed expenses, irrespective of our revenue, our future results of operations are particularly sensitive to fluctuations in revenue. Some of those costs will differ significantly from costs in prior periods due to changes (such as the termination of leases) resulting from our expected Chapter 11 proceeding.

 THE EXPECTED GROWTH IN THE MARKET FOR OUR PRODUCTS AND SERVICES MAY NOT MATERIALIZE OR MAY MATERIALIZE IN A MANNER WE HAVE NOT ANTICIPATED.

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

 OUR SUCCESS DEPENDS IN LARGE PART ON THE GROWTH OF THE INTERNET MARKET.

     Our business will be hurt if demand for Internet and related services does not grow. This demand may be inhibited for a number of reasons, including:

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

 A PORTION OF OUR GROWTH DEPENDS ON OUR ABILITY TO MAINTAIN AND POSSIBLY EXPAND WEB HOSTING CAPACITY TO MEET ANTICIPATED DEMAND.

     Our ability to maintain and possibly expand our web hosting center capacity is critical to achieving the goals of our business plan. If expansion is necessary, we will likely need to add new hardware and software, and that may require the opening of additional web hosting centers. We intend to add web hosting center capacity in the future as justified by customer demand. Our ability to do so successfully depends on:

     - anticipating and planning for future demand levels;

     - having access to sufficient capital;

     - locating and securing satisfactory web hosting center sites and implementing the build-out of these and existing sites, all of which may require significant lead time; and

     - having vendors supply the required equipment and services given our financial condition.

     If we are unable to maintain and/or expand our capacity effectively, our business may suffer and we may not be able to adequately meet the demands of existing customers.

 WE OPERATE IN AN EXTREMELY COMPETITIVE MARKET AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The Internet-based services market is extremely competitive and many of our competitors are more established and have greater financial resources than we do. In addition, there are no substantial barriers to entry in this market. We expect that competition will intensify in the future. Many of our competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to us our competitors may:

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

     Our current and prospective competitors generally may be divided into the following three groups:

     - Web hosting companies including Digex, Inc., Verio, Inc., Genuity, Globix Corporation, Exodus Communications, Inc. and other companies;

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

     We currently derive a substantial portion of our total revenue from contracts with two customers; NYSERNet.org, Inc. ("NYSERNet"), a not-for-profit corporation that is affiliated with one of our major stockholders, and the New York State Department of Labor. The loss of either of these contracts could significantly hurt our business. For the years ended December 31, 2001, 2000 and 1999 revenue from NYSERNet.org, Inc. represented approximately 19%, 18% and 27% of our total revenue, respectively. Revenue under the agreement with the New York State Department of Labor for the years ended December 31, 2001, 2000 and 1999 represented 31%, 28% and 39% of our total revenue, respectively.

     We have an agreement with NYSERNet to provide NYSERNet and its customers with services. Under this agreement we provide services to approximately 100 different customers affiliated with NYSERNet. Each of these customers makes individual buying decisions resulting in separate agreements. In March 2000 we extended and expanded these services through an agreement with NYSERNet to upgrade and maintain a minimum of 10 full OC-3 connections for NYSERNet and its customers. NYSERNet can terminate the agreement with 30 days notice.

     On June 14, 1999, we signed a contract with NYSERNet to enhance, operate and maintain NYSERNet2000, NYSERNet's next generation Internet backbone network. We completed construction of the network in April 1999. Under the terms of the contract, which ends in March 2002, we were expected to operate and maintain the first OC-12 research network backbone in New York State. This contract has not been renewed.

     On November 30, 2000, we executed a five-year $82 million contract with the New York State Department of Labor for the development and maintenance of the America's Job Bank Web site. Although this contract is initiated by the New York State Department of Labor, the contract includes separate maintenance of America's Job Bank Web sites for 50 different states and territories. Each of these states and territories makes an individual buying decision and may terminate its affiliation with America's Job Bank annually. The America's Job Bank agreement is subject to cancellation upon 15 days notice by the New York State Department of Labor.

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

 WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS, WHICH WOULD AFFECT OUR ABILITY TO COMPETE.

     Interruptions in service to our customers could hurt our business. To succeed, we must be able to operate our infrastructure 24 hours per day, seven days per week, without interruption. Our operations depend upon our ability to protect infrastructure, our equipment and customer data against damage from human error, war, terrorism or "acts of God." Even if we take precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in the services we provide to our customers.

     Although we have attempted to build redundancy into our facilities and the connectivity to our web hosting centers, our network is and will be subject to various single points of failure. For example, a problem with one of our routers or switches could cause an interruption in the services we provide to some of our customers. Any interruptions in service could:

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

     Our use of the infrastructure of other communications carriers presents risks. Our success partly depends upon the coverage, capacity, scalability, reliability and security of the network infrastructure provided to us by telecommunications network suppliers, including AT&T Corp., Sprint Corporation, Verizon Communications, Pacific Bell, Worldcom, Inc. and Broadwing, Inc. Our business may require additional network resources. Without these resources, our ability to execute our business strategy could be hurt. In addition, future expansion and adaptation of our infrastructure may require substantial financial, operational and management resources. We may not be able to expand or adapt our infrastructure on a timely basis and at a commercially reasonable cost to meet additional demand, changing customer requirements or evolving industry standards. In addition, if demand for usage of our facilities were to increase faster than projected or were to exceed our current forecasts, we could experience capacity constraints which would hurt its performance.

     We depend on our telecommunications suppliers to provide uninterrupted and error-free service through their telecommunications networks. If these suppliers greatly increase the price for their services or if the telecommunications capacity available to us is insufficient for our business purposes, and we are unable to use alternative networks or pass along any increased costs to our customers, our business could suffer. We have negotiated various payment arrangements with certain telecommunication vendors. If those arrangements are not satisfied by us or honored by the vendors because of our inability to make current payments and/or our expected Chapter 11 proceeding, our service may be terminated.

 OUR INFRASTRUCTURE AND SOFTWARE ARE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR BEING LIABLE FOR DAMAGES AND HARM OUR REPUTATION.

     Despite the implementation of security measures, the core of our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. This could result in our being liable for damages, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers.

     We rely upon encryption and authentication technology purchased from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Although we intend to continue to implement industry-standard security measures, in the past third parties have occasionally circumvented some of these standards. Therefore, we cannot assure you that the measures we implement will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers, which could hurt our business.

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

 IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS COULD SUFFER.

     If we do not successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or new technologies or enhancements used or developed by us do not gain market acceptance, our business could be hurt. Our industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model:

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

     Contracts with various government agencies accounted for approximately 42%, 36% and 53% of our total revenue for years ended December 31, 2001, 2000 and 1999, respectively. Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming.

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

     A component of our strategy was to acquire web hosting and Internet solutions companies and other businesses complementary to our operations. In the 31 months ending December 31, 2001 we have acquired or invested in several companies. In the future, we may acquire additional companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

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

     We cannot assure you that we will consummate any further acquisitions or that any such acquisition will enhance our business. If we consummate additional acquisitions in which any significant portion of the consideration consists of cash, a significant portion of our available cash could be used to consummate the acquisitions. If we consummate one or more acquisitions in which any significant portion of the consideration consists of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. The purchase price of future acquisitions will most likely be significantly greater than the fair value of the acquired net assets. Our acquisitions to date have been accounted for under the purchase method. Under SFAS 141, all future acquisitions are required to be accounted for under the purchase method and could result in significant goodwill and/or impairment charges for acquired technology based on SFAS 142.

  WE ARE DEPENDENT ON OUR HARDWARE AND SOFTWARE SUPPLIERS TO PROVIDE US WITH THE PRODUCTS AND SERVICES WE NEED TO SERVE OUR CUSTOMERS.

     We rely on outside vendors to supply us with computer hardware, software and networking equipment. These products are available from only a few sources. We purchase or lease a significant portion of these products from Sun Microsystems, Inc., Compaq Computer Corporation, Cisco Systems, Inc., Microsoft Corporation and Oracle Corporation. We cannot assure you that we will be able to obtain the products and services that we need on a timely basis and at affordable prices.

     We have in the past experienced delays in receiving shipments of equipment purchased for resale. We may not be able to obtain computer equipment on the scale and at the times required by us at an affordable cost. Our suppliers may enter into exclusive arrangements with our competitors or stop selling us their products or services at commercially reasonable prices. If our sole or limited source suppliers do not provide us with products or services due to our inability to make current payments and/or our expected Chapter 11 proceeding, our business, financial condition and results of operations may be significantly hurt.

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

  WE MAY BE SUBJECT TO LEGAL LIABILITY FOR DISTRIBUTING OR PUBLISHING CONTENT OVER THE INTERNET, WHICH COULD BE COSTLY FOR US TO DEFEND.

     It is possible that claims will be made against Internet companies and Internet access providers in connection with the nature and content of the materials disseminated through their facilities. For example, there have been several private lawsuits which sought to impose liability upon online services companies and Internet access providers as a result of the nature and content of materials disseminated over the Internet. Some of those actions have been successful. We have taken actions to decrease our exposure to such claims, but we may be required in the future to invest substantial resources in connection with this increased liability or to discontinue some of our service or product offerings. Also, any increased attention focused upon liability issues relating to the Internet could also have a negative impact on the growth of Internet use. Although we carry general liability insurance, it may not be adequate to compensate us or it may not cover us in the event we become liable for information carried on or disseminated through our networks. Any costs not covered by insurance that we incur as a result of liability or asserted liability for information carried on or disseminated through our networks could hurt our business.

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

  SIGNIFICANT STOCKHOLDERS AND CURRENT MANAGEMENT CONTROL APPROXIMATELY 30% OF OUR COMMON STOCK, AND THESE PARTIES MAY HAVE CONFLICTS OF INTEREST.

     NYSERNet.net, Inc. and Grumman Hill Investments III, L.P. ("Grumman Hill") control approximately 14.9% and 9.2%, respectively, of our outstanding common stock at December 31, 2001. In addition, our executive officers may be deemed to beneficially own in the aggregate approximately 5.5% of our outstanding common stock. Accordingly, NYSERNet.net, Grumman Hill and our officers and directors, whether acting alone or together, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions. As a consequence, our business could be hurt. In addition, Grumman Hill has a representative on our board of directors. NYSERNet.net, Grumman Hill and our officers and directors may have conflicts of interest among themselves, and their interests could conflict with the interests of our other stockholders.

     In addition, the holders of our outstanding 5% Convertible Debentures have the right to convert their Debentures into approximately 18 million shares of our Common Stock as of December 31, 2001.

  WE ARE DEPENDENT ON KEY PERSONNEL AND OPERATE IN AN INDUSTRY WHERE IT IS DIFFICULT TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

     We expect that we will need to hire additional personnel in all areas of our business. The competition for personnel throughout our industry is intense. At times, we have experienced difficulty in attracting qualified new personnel. If we do not succeed in attracting new, qualified personnel or retaining and motivating our current personnel, our business could suffer. We are also dependent on the continued services of our key personnel, including our senior management. We have entered into employment agreements with certain executive officers. We have also secured a key man insurance policy on the life of Mr. Martin.

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

  WE HAVE A SIGNIFICANT AMOUNT OF DEBT.

     We are leveraged, and we may seek additional debt funding in the future. As of December 31, 2001, we had approximately $50.6 million of outstanding debt and an accumulated deficit of $145.8 million. We may not be able to generate sufficient revenue to fund our operations or to repay our debt. However, we anticipate that our debt will be eliminated or restructured in our expected Chapter 11 proceeding.

     Our existing substantial leverage poses, and any future leverage would pose, the risk in our business if restructured that:

     - we may be unable to repay our debt;

     - we may be unable to obtain additional financing; and

     - we may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

     We anticipate that our debt will be eliminated or restructured in our expected Chapter 11 proceeding. However, even if restructured, our outstanding debt may impose significant restrictions on how we can operate and conduct our ongoing business. The debt may prohibit or limit our ability to incur additional debt and may materially and adversely affect our ability to finance future operations or capital needs or conduct additional business activities. Any future debt that we may incur would also likely impose restrictions on us. If we fail to comply with any of these restrictions, we would be in default and, as a result, the holders of the applicable debt could demand that we pay the debt, including interest, immediately. This would create a significant risk that the value of our common stock will decline.

     Also, our large amount of debt, to the extent that it survives our expected Chapter 11 proceeding, negatively impacts our shareholders in many ways, including:

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

 DELISTING OF OUR SHARES ON THE NASDAQ NATIONAL MARKET MAY LIMIT YOUR ABILITY TO DISPOSE OF YOUR SHARES.

     On February 14, 2002, Nasdaq formally notified us of our failure, for more than 30 consecutive business days, to maintain the $1.00 minimum bid price required by Nasdaq Marketplace Rule 4310(c)(4). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(B), Nasdaq has given the Company 90 calendar days, or until May 15, 2002 to regain compliance with Rule 4310(c)(4). Nasdaq notified us that, if we were unable to demonstrate compliance with Rule 4310(c)(4) on or before May 15, 2002, Nasdaq would provide us with written notification that our common stock will be delisted. If we do not regain compliance with Rule 4310(c)(4), we intend to request a hearing and a stay of the delisting of our common stock.

     In addition, Nasdaq Marketplace Rule 4450(f) provides that Nasdaq may suspend or terminate the listing of our securities if we file petitions under Chapter 11 of the Bankruptcy Code unless it is determined that the public interest and the protection of investors would be served by continued designation.

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

     As of December 31, 2001, an additional 24% of the shares of our common stock continue to be restricted securities. Certain of the holders of these restricted securities have registration rights with respected to these restricted shares and with respect to any after-acquired shares. Also, under Rule 144 these shares are or may become freely tradable in the future.

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

ITEM 2.  PROPERTIES.

     Our primary operations and administrative workforce is based in Syracuse, New York occupying 44,000 square feet of office space in downtown Syracuse under a lease expiring in December 2007. Our largest web hosting center and an engineering facility occupy 21,200 square feet and 10,500 square feet, respectively, located in an office park in Liverpool, New York, a suburb of Syracuse. These leases expire in November 2008 and May 2009, respectively. Our west coast web hosting center is located in 15,400 square feet in an office park in Hayward, California under a lease expiring in December 2009. The Company's executive offices and marketing personnel are located in 17,300 square feet in an office building in New York, New York under a lease expiring in November 2009. We also have another 23,200 square feet of office space in Austin, Texas under a lease that expires in August 2005. In addition, we have leases of various terms for our smaller regional offices and for a number of traditional telephone central offices and private facilities in which we locate our network equipment. As of December 31, 2001, we believed that these facilities were adequate for our then-current needs. However, as previously discussed, on March 13, 2002 we closed several regional offices related to sales and operating units that were either under-performing financially or not relevant to our managed hosting services and applications development customers. A number of the leases to these and other facilities may be terminated in our expected Chapter 11 proceeding.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is periodically involved in certain disputes, claims and threatened with or named as a defendant in lawsuits. Some of these disputes, lawsuits and threatened litigation include claims asserting alleged breach of agreements and some of them relate to unresolved issues of law arising out of or relating to the developing nature of the Internet and on-line services industries. See, for example, "Risk Factors -- Legal liability for distributing or publishing content over the Internet" in Item 1 of this Form 10-K. Our liability for the claims raised in legal proceedings currently pending against us may be limited or eliminated as a result of our expected Chapter 11 proceeding.

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

CRL NETWORK SERVICES, INC. LITIGATION

     On December 13, 2000, James G. Couch filed a complaint in New York State court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000 pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to re-purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. In addition, the Company is pursuing indemnification claims under an escrow agreement against Mr. Couch in an arbitration proceeding. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all his claims, striking the Company's fraud defense to the extent it seeks a rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, 2001, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9, 2001 took place on April 5, 2001. On July 23, 2001, the court ruled on the parties' motions. The court granted Mr. Couch's motion to dismiss the Company's counterclaim for violations of the California Corporations Code. The court granted Mr. Couch's motion to stay the Company's counterclaims for indemnification and breach of contract and the Company's cross-motion to stay the entire litigation pending the completion of arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The court held in abeyance Mr. Couch's motion for partial summary judgment on his breach of contract claim pending the determination of the arbitration, denied Mr. Couch's motion to strike the Company's fraud defense to the extent it seeks a rescission remedy, and granted Mr. Couch's motion to strike the Company's claim for punitive damages. The Company has filed a notice of appeal from the adverse aspects of the ruling, and Mr. Couch has filed a cross-appeal. The Company has received a decision from the arbitration panel granting some of our claims, denying others and awarding us attorneys' fees. Mr. Couch has commenced an additional proceeding requesting that the Supreme Court of the State of New York specifically allocate the shares held in escrow between him and us or direct that the arbitration panel do so. This litigation is still in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. However, if an unfavorable outcome does occur requiring the Company to pay cash to redeem the shares owned by the former CRL shareholders, the Company may not have sufficient financial resources to meet the obligation. At December 31, 2000 and 2001, the Company has $10 million recorded as temporary equity in connection with these put options.

     On September 21, 2001, James G. Couch filed a complaint in the Delaware Court of Chancery seeking the appointment of a receiver for the Corporation. On October 15, 2001, the Company answered the complaint and asserted certain affirmative defenses.

     On September 21, 2001, James G. Couch filed a complaint in New York State court against the Company, a group of investors led by the Palladin Group, L.P., Danny Stroud, the Company's president, and certain other unnamed persons seeking to set aside as a fraudulent conveyance the transactions that the Company entered on July 10, 2001, including the security interest granted by the Company to such investors (see Note G to the financial statements under Item 8). On October 22, 2001, the Company answered the complaint and asserted certain affirmative defenses.

     There can be no assurance whether the Qui Tam action or the CRL litigation will be determined in a manner that is favorable to the Company or, if adversely determined, that such determination would not have a material adverse effect upon the Company's business, financial condition or results of operations.

     The Company is not involved in any other legal proceedings or contingencies which it believes would, if adversely determined, have a material adverse effect upon its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is traded on The NASDAQ Stock Market under the symbol "ATHY". The following table sets forth, for the periods indicated, the high and low sales prices on The NASDAQ Stock Market for our common stock as reported during each of the quarterly periods for the years ended December 31, 2001 and 2000. The prices do not include retail mark ups, mark downs or commissions.

                                                               HIGH       LOW
                                                              -------   -------
FISCAL YEAR 2000:
First Quarter...............................................  $37.875   $19.500
Second Quarter..............................................   29.750     7.312
Third Quarter...............................................   14.687     5.000
Fourth Quarter..............................................    6.562     0.937

FISCAL YEAR 2001:
First Quarter...............................................  $ 3.875   $ 1.060
Second Quarter..............................................    1.180     0.490
Third Quarter...............................................    0.550     0.120
Fourth Quarter..............................................    0.360     0.130

     The last reported sale price of our common stock on The NASDAQ Stock Market on March 19, 2002 was $0.13 per share. There were approximately 170 holders of record (excluding approximately 6,721 individual participants holding nominee security positions at April 10, 2001) of our common stock as of March 19, 2002.

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

     The selected financial data as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001 have been derived from audited financial statements included elsewhere in this Form 10-K. The selected financial data as of December 31, 1997, 1998 and 1999, and for the years ended December 31, 1997 and 1998 are derived from audited financial statements which are not included in this Form 10-K. Our audited financial statements have been audited by Grant Thornton LLP, independent certified public accountants.

                                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                        1997         1998          1999          2000          2001
                                                     ----------   -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Web hosting revenues.............................  $    1,008   $     1,546   $     3,201   $    11,963   $    26,774
  Internet solutions revenues......................       1,915         5,940        14,871        32,733        23,050
  Internet connectivity revenues...................      12,249        15,077        19,573        31,592        28,629
                                                     ----------   -----------   -----------   -----------   -----------
Total net revenues.................................      15,172        22,563        37,645        76,288        78,453
                                                     ----------   -----------   -----------   -----------   -----------
  Cost of revenues.................................      10,796        13,316        24,988        53,166        50,150
  Sales and marketing..............................       3,706         6,400        14,124        27,185        19,737
  General and administrative.......................       4,283         6,349        10,180        22,408        21,013
  Research and development.........................         680           243           321         2,296         2,270
  Depreciation and amortization....................       1,095         1,672         3,403        22,070        27,451
  Other expenses (income)..........................         112           900                        (253)          (59)
  Non-recurring charges............................                                                              17,626
                                                     ----------   -----------   -----------   -----------   -----------
Total costs and expenses...........................      20,672        28,880        53,016       126,872       138,188
Loss from operations...............................      (5,500)       (6,317)      (15,371)      (50,584)      (59,735)
Interest (income) expense, net.....................         347           566        (1,377)        2,049         4,612
                                                     ----------   -----------   -----------   -----------   -----------
Net loss...........................................      (5,847)       (6,883)      (13,994)      (52,633)      (64,347)
Preferred stock dividends..........................         210           210            73
                                                     ----------   -----------   -----------   -----------   -----------
Net loss attributable to common stockholders.......  $   (6,057)  $    (7,093)  $   (14,067)  $   (52,633)  $   (64,347)
                                                     ==========   ===========   ===========   ===========   ===========
Basic and diluted loss per common share............  $    (0.62)  $     (0.56)  $     (0.72)  $     (2.17)  $     (2.31)
                                                     ==========   ===========   ===========   ===========   ===========
Shares used in computing basic and diluted loss per
  share............................................   9,756,248    12,665,940    19,491,711    24,280,074    27,888,238
OTHER DATA:
  EBITDA(a)........................................  $   (4,405)  $    (4,645)  $   (11,968)  $   (28,514)  $   (32,284)
  EBITDA before non-recurring charges..............      (4,405)       (4,645)      (11,968)      (28,514)      (14,658)
  Capital expenditures (b).........................       1,270         2,480        11,643        16,778         2,032
  Cash flow information:
    Net cash provided by (used in) operating
      activities...................................      (5,185)       (2,704)       (9,114)      (38,201)       (9,311)
    Net cash provided by (used in) investing
      activities...................................      (1,266)       (2,779)      (49,340)       (2,137)        3,625
    Net cash provided by (used in) financing
      activities...................................       6,413         7,134        71,502        31,237         3,136

                                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                        1997         1998          1999          2000          2001
                                                     ----------   -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
  Cash and Cash equivalents........................  $      135   $     1,786   $    14,834   $     5,733   $     3,183
  Working capital (deficiency).....................      (3,579)       (3,249)       40,945        (7,388)      (21,606)
  Total assets.....................................       5,444        10,518        76,935       130,246        82,741
  Current portion of long-term debt, convertible
    debentures and capital lease obligations.......         211           551         1,215        18,885        18,997
  Long-term debt, convertible debentures and
    capital lease obligations, less current
    portion........................................       4,361         5,979         6,783        25,459        31,624
  Redeemable preferred stock.......................       1,500         1,500
  Total stockholders' equity (deficit).............      (8,626)       (9,007)       54,209        57,727          (870)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read and consider the following discussion in conjunction with our audited financial statements and notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as of and for the year ended December 31, 2000 which is included in the annual report on Form 10-K (File No. 000-25759), as filed with the Securities and Exchange Commission.

     Certain statements in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in
Part I, Item 1 of this Form 10-K and in the annual report on Form 10-K for the year ended December 31, 2000.

     Unless the context otherwise requires, references in this Form 10-K to "AppliedTheory", the "Company", "we", "our" and "us" refer to AppliedTheory Corporation.

OVERVIEW

     The accompanying consolidated financial statements and financial information has been prepared assuming that we will continue as a going concern. However, we have incurred significant losses since our founding and our cash resources and expected revenues from operations are insufficient to meet our existing obligations and our long-term needs for continuing operations. We have been unable to obtain sufficient additional financing to sustain our operations. These circumstances raise substantial doubt as to our ability to continue as a going concern. Consequently, we expect to file voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of New York. We plan to petition the court to allow us to operate our business as debtors-in-possession. We are currently pursuing a strategic alternative and will continue to pursue any other alternative that may be available to us, including a potential sale of all or a portion of our business or assets.

LIQUIDITY AND CAPITAL RESOURCES

 CURRENT FINANCIAL CONDITION

     We have incurred significant operating and net losses as a result of the development and operation of our business. As of December 31, 2001, we had approximately $50.6 million of indebtedness outstanding and total stockholders' deficit of $0.9 million. In the fiscal year ended December 31, 2001, we incurred losses from operations of $59.7 million and net losses of $64.3 million, both of which included non-recurring charges of $17.6 million. We have made capital investments in our web hosting centers, network and other capital assets totaling $11.6 million, $16.8 million and $2.0 million in the years ended December 31, 1999, 2000 and 2001, respectively. We also acquired assets under capital leases of $1.5 million, $7.7 million and $2.7 million in the years ended December 31, 1999, 2000 and 2001, respectively. Additionally, we are delinquent on various operating and capital lease obligations and have been unable to make timely payments with respect to our accounts payable. As of December 31, 2001, we had $3.2 million of cash and cash equivalents, of which $0.6 million is restricted, $0.4 million in marketable securities held in escrow and a $21.6 million working capital deficit. We have utilized the available proceeds from our IPO and the issuance of 5% convertible debentures. However, the liabilities that exist with respect to our obligations may be affected by the expected Chapter 11 proceeding.

     Our principal uses of cash are to fund operations, working capital requirements and capital expenditures. We had an accumulated deficit of $146.8 million at December 31, 2001, and have used $9.3 million in cash in the aggregate to fund operations during 2001.

     - Net cash used in operating activities for the years ended December 31, 2000 and 2001 was approximately $38.2 million and $9.3 million, respectively. The decrease in net cash used in operating activities of $28.9 million was principally a result of approximately $17.9 million in working capital changes. The remaining decrease of approximately $11.0 million was due to increases in amortization, depreciation, provision for bad debts, realized loss on the sale of marketable securities, and other non-cash write-offs during 2001.

     - Net cash used in investing activities for the year ended December 31, 2000 was approximately $2.1 million. Net cash provided by investing activities for the year ended December 31, 2001 was approximately $3.6 million. The increase in the net cash provided by investing activities of approximately $5.7 million was primarily associated with the decreases in investments in acquired companies of $13.6 million and fixed asset purchases of $14.7 million offset by the decrease in net proceeds from the sales of marketable securities of $22.8 million.

     - For the years ended December 31, 2000 and 2001, cash of approximately $31.2 million and $3.1 million was provided by financing activities. This decrease of approximately $28.1 million consists principally of the net proceeds from the issuance of $30.0 million in convertible debentures during 2000.

 BUSINESS STRATEGY

     As of December 2001, we had been unsuccessful in raising sufficient capital to continue to fund our business. Our current short term plan calls for us to continue to operate our business as a debtor in possession under an expected Chapter 11 proceeding, as we explore opportunities that may be available to us, including selling all or a substantial portion of our business or assets and/or reorganizing our business.

     As a result of our losses and our inability to secure additional financing in the current market environment, we expect to file voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code as discussed above. We hope to be able to obtain debtor-in-possession (DIP) financing to fund certain pre-petition expenses and to fund our business operations during our expected bankruptcy case. We estimate that our post-petition business plan would require additional financing of approximately $3.0 to $5.0 million. There can be no assurance that such assumption is correct or that we will be able to obtain DIP financing.

     In addition, we are actively exploring opportunities and currently intend to sell all, part or parts of our business, and we are currently in preliminary discussions with potential bidders. If the costs of conducting our operations during our expected bankruptcy case are greater than we expect or it takes longer than we expect to obtain financing and/or find a buyer for our business or assets, it could lead us to terminate our operations or to liquidate a portion of our assets sooner than we expect.

     Although we intend to keep current management in place through the expected bankruptcy proceeding, we cannot be sure that we will be able to do so. We believe that our expected filing of bankruptcy petitions and the strategic staff reductions made by us on March 13, 2002 may adversely affect our ability to retain employees and customers, to generate revenues, and operate our business. We may be required to terminate the operation of all or a portion of our current business.

 DEBT OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

     At December 31, 2001 we had the following significant debt obligations, commitments, and contingencies (which are described without taking into account the effect of our expected Chapter 11 proceeding). Under a Chapter 11 bankruptcy filing, most of the obligations that we incur before the filing are frozen during the bankruptcy proceeding. In general, this means that during this time we will be able to use certain available resources to operate our business.

     - Annual maturities of our debt obligations are as follows: $19.0 million in 2002, $31.4 million in 2003, and $0.2 million in 2004. The debt maturing in 2002 represents a $6.0 million line of credit, $7.0 million in revolving credit loans and $6.0 million in capital lease and other equipment financing obligations. Debt maturing in 2003 includes $3.3 million in capital lease and other equipment financing obligations, and $28.1 million in convertible debentures maturing on June 5, 2003 (see Note G to the consolidated financial statements).

     - Operating lease obligations will be as follows: $4.8 million, $3.8 million, $3.5 million, $3.0 million, and $2.2 million for 2002, 2003, 2004, 2005 and 2006, respectively, and $4.5 million thereafter. Our purchase commitments under various telecommunication agreements will be $5.5 million, $5.0 million, $5.5 million and $4.0 million for 2002, 2003, 2004 and 2005, respectively.

     - We may need up to $10 million during the next year to satisfy obligations under a put option agreement in connection with our acquisition of CRL Network Services, Inc. (see Note C to the consolidated financial statements). Payment of these obligations is subject to the resolution of certain legal proceedings described in Item 3 -- "Legal proceedings" of this annual report. In addition, the agreements relating to the 5% convertible debentures (see Note G to the consolidated financial statements) and the revolving credit agreement (see Note H to the consolidated financial statements) contain certain restrictions on our ability to redeem common shares pursuant to this put option agreement. If an unfavorable outcome does occur requiring us to pay cash to redeem the shares owned by the former CRL shareholders, we will not have sufficient financial resources to meet the obligation and will be in default under the terms of the convertible debentures and revolving credit agreement.

OUR COMPANY

     We are a leading provider of Internet business solutions. We offer an extensive array of high performance, reliable and scalable Internet services that are designed to give our customers the technological and strategic advantages necessary to compete in a global digital economy. We provide these services, either as an individually tailored solution or as part of a fully integrated comprehensive solution, both of which are supported by our customer support model. Our services, which are described below and fall into three categories, can be tailored to meet our customers' requirements.

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

     We target enterprises within the commercial markets and the public sector. Additionally, we focus on a number of strategic vertical markets including higher education, the federal government, state & local governments and healthcare. We integrate our solutions to enable customers to extend their businesses, leverage their legacy databases and systems, and take advantage of Internet-based marketing opportunities. Driven by competition and governmental mandates, public and private sector customers both benefit by making greater use of the Internet to serve their constituencies more cost-effectively with greater returns. Increasingly, these businesses and institutions are demanding full "life cycle support" for Internet services due to the risk, difficulty and expense associated with managing and integrating the products and services of multiple vendors.

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

     From the year ended December 31, 1999 to the year ended December 31, 2001, revenue from Web hosting increased from 8% to 34% of total revenue. In future periods, we expect revenue from web hosting services to continue to increase as a percentage of total revenue as we shift our sales emphasize toward high-margin outsourced and managed Web hosting services. We believe that managed Web hosting services have become the center of the Internet economy, combining facilities-based infrastructure, technical knowledge and long-term service ability.

     Revenue from Web hosting solutions consists primarily of fees for managed web site hosting and application hosting services, dedicated server and co-location hosting services, security consulting services, virtual private networks (VPNs) and managed firewalls. Revenue from Internet solutions represents professional service fees that are recognized on either a time-and-material basis as services are performed or on a percentage of completion basis for fixed-price contracts. Revenue from Internet connectivity solutions is typically derived from fixed price and usage-based fees.

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

     General and Administrative Expense. General and administrative expense consists primarily of costs relating to personnel, including customer support, occupancy, general operating costs, and professional fee expenses in order to properly manage the financial, legal and administrative aspects of the business.

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

     Non-Recurring Charges. Represent one-time, non-cash adjustments that relate primarily to the impairment of assets, losses on investments and debt discount adjustments.

     Interest Expense. Consists primarily of interest on convertible debentures, lines of credit, revolving credit loans and capital leases.

     Net Losses. We have incurred net losses and have experienced negative cash flows from operations in each quarterly and annual period since our inception in October 1996. We expect our net losses and negative cash flows on a quarterly and annual basis to continue in the foreseeable future, however these losses and cash flows may be affected significantly by the results of our expected Chapter 11 proceeding. Our ability to achieve profitability is dependent in large part upon the successful implementation of our business plan.

RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

 Revenues

     The following table and discussion highlights the revenues of the Company.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000     2001    CHANGE
                                                              ------   ------   -------
                                                                        (IN MILLIONS)
Net revenues:
  Web hosting...............................................  $12.0    $26.8     $14.8
  Internet solutions........................................   32.7     23.1      (9.6)
  Internet connectivity.....................................   31.6     28.6      (3.0)
                                                              -----    -----     -----
Total net revenues..........................................  $76.3    $78.5     $ 2.2
                                                              =====    =====     =====
Percent of total revenue:
  Web hosting...............................................     16%      34%
  Internet solutions........................................     43       30
  Internet connectivity.....................................     41       36
                                                              -----    -----
Total net revenues..........................................    100%     100%
                                                              =====    =====

     Total net revenues increased approximately 3%, or $2.2 million, from $76.3 million for the year ended December 31, 2000 to $78.5 million for the year ended December 31, 2001. As the table above illustrates, revenue from web hosting has become a more significant component of our total revenue as we continue to place more of a business emphasis on the higher-margin outsourced and managed web hosting services. Our year-over-year web hosting revenue growth of 123% illustrates the dramatic expansion of these services during 2001.

     WEB HOSTING REVENUE posted a 124% growth, increasing by approximately $14.8 million during the year ended December 31, 2001. These services include:

     - fully managed application hosting including equipment, monitoring, security and maintenance services;

     - co-located and shared web hosting services in our state of the art web hosting centers; and

     - event solutions consisting of managed hosting, integration services, and a software suite of web-based event tools known as CyberCentral(TM).

     The managed web hosting services for the New York State Department of Labor in connection with America's Job Bank provided an increase of approximately $9.4 million in hosting revenue during the year ended December 31, 2001. The continued expansion of our Web hosting customer base and product line accounted for an additional $4.0 million of the increase in comparison to 2000. In addition, approximately $1.4 million of the increase for the year ended December 31, 2001 was the result of revenue from our event solutions service called CyberCentral(TM).

     INTERNET SOLUTIONS REVENUE partially offset the increase web hosting revenues by decreasing approximately 30% or $9.6 million during the year ended December 31, 2001. These services include:

     - linking existing databases and legacy systems with the Web;

     - creating open, universal interfaces to business-critical information and standards-based software used to link with the systems of suppliers, partners and customers; and

     - developing business-to-business and business-to-consumer Web sites.

     The Internet solutions revenue related to the services provided to the New York State Department of Labor in connection with America's Job Bank decreased $7.1 million during the year ended December 31, 2001 in comparison to 2000. This decrease was primarily due to a shift in focus to more managed web hosting services provided to America's Job Bank as discussed above. The remaining decrease was the result of the deteriorating economic market during 2001 which caused a slow-down in sales and a reduction in our diversified Internet solutions customer base. During the year ended December 31, 2001, revenue from customers other than the New York State Department of Labor was 47% of total Internet solutions revenue, up from 41% during 2000.

     INTERNET CONNECTIVITY REVENUE decreased by approximately 9% or $3.0 million during the year ended December 31, 2001. These services include:

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

 Costs and Expenses

     The following table and discussion highlights the costs and expenses of the Company.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     2001    CHANGE
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Cost of revenue.............................................  $ 53.2   $ 50.2   $(3.0)
Sales and marketing.........................................    27.2     19.7    (7.5)
General and administrative..................................    22.4     21.0    (1.4)
Research and development....................................     2.3      2.3     0.0
Depreciation................................................    10.4     12.7     2.3
Amortization................................................    11.7     14.8     3.1
Other (income) expense......................................    (0.3)    (0.1)    0.2
Non-recurring charges.......................................     0.0     17.6    17.6
                                                              ------   ------   -----
Total costs and expenses....................................  $126.9   $138.2   $11.3
                                                              ======   ======   =====

     Cost of Revenue. Cost of revenue decreased approximately $3.0 million from $53.2 million for the year ended December 31, 2000 to $50.2 million for the year ended December 31, 2001. During 2001, we were able to decrease cost of revenues and at the same time increase our revenue by approximately $2.2 million. This improvement in gross profit and margin was due to our ability to more efficiently manage our connectivity costs in 2001 by integrating the CRL legacy network and consolidating our network operations facilities to eliminate duplicate costs. In addition, we were able to further lower network infrastructure costs by renegotiating various pricing arrangements with our major vendors. Offsetting some of the cost reductions described above were increased labor and infrastructure costs to support the expansion of our web hosting services.

     As a percentage of revenue, cost of revenue decreased to 64% for the year ended December 31, 2001 from 70% in the year ended December 31, 2000. These improved gross margins for the year ended December 31, 2001 can be attributed to our revenue strategy that focuses on high-end, integrated managed hosting services as well as our continuing ongoing initiatives to reduce the costs of delivery and more efficiently manage our operations.

     Sales and Marketing. For the years ended December 31, 2000 and 2001, sales and marketing expense was approximately $27.2 million and $19.7 million, respectively. The largest components of the decrease for the year ended December 31, 2001, were:

     - $4.1 million in decreased costs associated with our streamlined marketing program and product management efforts;

     - $2.6 million in decreased sales salaries, commissions and related benefit costs; and

     - $0.8 million in decreased occupancy costs and other costs that support our sales presence.

     Sales and marketing expense, as a percentage of revenue, decreased to approximately 25% for the year ended December 31, 2001 from 36% for the year ended December 31, 2000. The reduction in these percentages for the year ended December 31, 2001 reflects our better use of marketing resources, an improved expense management and an increase in sales force productivity.

     General and Administrative. For the years ended December 31, 2000 and 2001, general and administrative expenses were approximately $22.4 million and $21.0 million, respectively. The decrease in general and administrative expenses of $1.4 million during 2001 was primarily attributable to:

     - $1.1 million increase in bad debt expense as a result of the declining economic market conditions;

     - $0.6 million increase in legal costs related to certain litigation (see
       Part II, Item 1 -- Legal Proceedings);

     - $1.1 million decrease in recruiting costs;

     - $0.6 million decrease in capital and franchise taxes;

     - $0.3 million decrease in travel costs;

     - $0.3 million decrease in salaries and related benefit costs;

     - $0.2 million decrease in other professional service fees; and

     - other decreases representing a concerted and continued effort by the entire Company to reduce administrative costs.

     For the year ended December 31, 2001, general and administrative expense decreased as a percent of revenue to 27% from 29% for the year ended December 31, 2000.

     Research and Development. For both the years ended December 31, 2000 and 2001, research and development costs were approximately $2.3 million. Research and development costs primarily include salaries and related costs to develop and design Internet solutions and web hosting products, such as Delta Edge(TM), which we believe is the first content distribution technology to accelerate Internet delivery of dynamic data with real-time changes, and THOMAS, our Total Hosting Operations and Managed Applications Surveillance system which offers four service tiers to tailor performance to customer's needs.

     Depreciation. For the years ended December 31, 2000 and 2001, depreciation expense was approximately $10.4 million and $12.7 million, respectively. The increase of $2.3 million for 2001 was primarily attributable to the acquisition of equipment and leasehold improvements to support our web hosting customer base and equipment used to support our network infrastructure. A portion of the depreciation expense increase also resulted from additional office furniture and equipment necessary to support our employee base.

     Amortization. For the years ended December 31, 2000 and 2001, amortization expense was approximately $11.7 million and $14.8 million, respectively. Amortization expense related to goodwill from businesses acquired during 2000 and was being amortized generally over five years.

     Interest Expense. Interest expense has increased $1.5 million from $3.4 million for the year ended December 31, 2000 to $4.9 million for the year ended December 31, 2001. The increase is mainly the result of interest expense charges on the $30 million 5% convertible debentures issued on June 5, 2000. Interest expense from new revolving credit loans and equipment leases during 2001 account for the remainder of the increases.

     Non-recurring charges. The following non-recurring, non-cash charges were recorded during the year ended December 31, 2001:

     - A realized loss of $1.7 million for the conversion of the Planning Technologies, Inc. shares to Red Hat, Inc. shares in the first quarter (see Note F to the Consolidated Financial Statements).

     - A realized loss of $1.3 million on the sale of the Red Hat, Inc. shares in the second quarter (see Note F to the Consolidated Financial Statements).

     - A write-off of $0.3 million for the financing costs incurred pursuant to the Crescent stock purchase agreement (see Note P to the Consolidated Financial Statements).

     - A net write-off of $2.2 million for the unamortized portion of the debt discount with respect to the convertible debentures which resulted from the termination of the stock purchase warrants pursuant to an amendment agreement on July 10, 2001 (see Note G to the Consolidated Financial Statements).

     - An impairment loss of $10.6 million which included goodwill write-downs of $10.3 million, fixed asset write-downs of $0.1 million, and $0.2 million in other incremental costs. These write-downs were based on a FAS 121 review performed in the fourth quarter on the assets associated with our fiscal year 2000 acquisitions (see Note C to the Consolidated Financial Statements).

     - A write-off of 0.8 million in the fourth quarter for investments at cost with little or no fair market value.

     - Other write-offs of $0.7 million in connection with costs incurred for other potential financing arrangements during the year.

     Net Loss. Net loss attributable to common stockholders for the year ended December 31, 2000 was approximately $52.6 million, or $2.17 per share, compared with approximately $64.3 million or $2.31 per share for the year ended December 31, 2001. Our loss per share for the year ended December 31, 2001 was impacted by the non-recurring charges described above which resulted in our loss per share increasing from $1.67 to $2.31.

 YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

 Revenues

     The following table and discussion highlights the revenues of the Company.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                              1999    2000    INCREASE
                                                              -----   -----   --------
                                                                   (IN MILLIONS)
Net revenues
  Web hosting...............................................  $ 3.2   $12.0    $ 8.8
  Internet solutions........................................   14.9    32.7     17.8
  Internet connectivity.....................................   19.6    31.6     12.0
                                                              -----   -----    -----
Total net revenues..........................................  $37.7   $76.3    $38.6
                                                              =====   =====    =====
Percent of total revenue
  Web hosting...............................................      8%     16%
  Internet solutions........................................     40      43
  Internet connectivity.....................................     52      41
                                                              -----   -----
Total net revenues..........................................    100%    100%
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

 Costs and Expenses

     The following table and discussion highlights the costs and expenses of the Company.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999     2000    INCREASE
                                                              -----   ------   --------
                                                                    (IN MILLIONS)
Cost of revenue.............................................  $25.0   $ 53.2    $28.2
Sales and marketing.........................................   14.1     27.2     13.1
General and administrative..................................   10.2     22.4     12.2
Research and development....................................    0.3      2.3      2.0
Depreciation................................................    3.4     10.4      7.0
Amortization................................................    0.0     11.7     11.7
Other.......................................................    0.0     (0.3)    (0.3)
                                                              -----   ------    -----
Total costs and expenses....................................  $53.0   $126.9    $73.9
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

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth unaudited statements of operations data for the eight quarters ended December 31, 2001, as well as the percentage of our revenues represented by each item. This data has been derived from unaudited interim financial statements prepared on the same basis as the audited financial statements contained in this Form 10-K and, in the opinion of management, includes all adjustments consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of this information when read in conjunction with the financial statements and related notes appearing elsewhere in this prospectus. The operating results for any quarter should not be considered indicative of results of any future period.

                                                                      THREE MONTHS ENDED
                              ---------------------------------------------------------------------------------------------------
                                                    2000                                               2001
                              ------------------------------------------------   ------------------------------------------------
                              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                              --------   --------   ------------   -----------   --------   --------   ------------   -----------
                                                                        (IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
Net revenues:
  Web hosting revenues......  $  1,730   $  2,045     $  3,417      $  4,771     $  7,441   $  6,773     $  6,772      $  5,788
  Internet solutions
    revenues................     6,627      8,079        9,474         8,553        5,274      4,690        6,578         6,508
  Internet connectivity
    revenue.................     7,466      7,864        8,075         8,187        7,473      7,463        7,157         6,536
                              --------   --------     --------      --------     --------   --------     --------      --------
Total net revenues..........    15,823     17,988       20,966        21,511       20,188     18,926       20,507        18,832
                              --------   --------     --------      --------     --------   --------     --------      --------
Cost and expenses:
  Cost of revenues..........    11,043     12,746       14,561        14,816       13,790     12,220       12,761        11,379
  Sales and marketing.......     6,711      7,459        7,198         5,817        6,095      5,665        4,474         3,503
  General and
    administrative(a).......     4,909      4,864        5,709         6,926        5,372      4,683        5,835         5,123
  Research and
    development.............       167        181          915         1,033          594        658          498           520
  Depreciation and
    amortization............     4,117      5,144        6,284         6,525        6,733      6,835        7,065         6,818
  Other (income) expenses...       (21)      (186)          20           (66)         (22)                    (67)           30
  Non-recurring charges.....                                                        1,711      4,491                     11,454
                              --------   --------     --------      --------     --------   --------     --------      --------
Total costs and expenses....    26,926     30,208       34,687        35,051       34,273     34,552       30,566        38,797
                              --------   --------     --------      --------     --------   --------     --------      --------
Loss from operations........   (11,103)   (12,220)     (13,721)      (13,540)     (14,085)   (15,626)     (10,059)      (19,965)
Net interest (income)
  expense...................      (115)       688          504           972        1,090      1,231        1,162         1,129
                              --------   --------     --------      --------     --------   --------     --------      --------
Net loss attributable to
  common stockholders.......  $(10,988)  $(12,908)    $(14,225)     $(14,512)    $(15,175)  $(16,857)    $(11,221)     $(21,094)
                              --------   --------     --------      --------     --------   --------     --------      --------
Basic and diluted loss per
  common share..............  $  (0.48)  $  (0.54)    $  (0.57)     $  (0.57)    $  (0.58)  $  (0.62)    $  (0.40)     $  (0.70)
Shares used in computing
  basic and diluted loss per
  share.....................    23,105     23,842       24,822        25,341       26,154     27,066       28,327        29,948
OTHER DATA:
EBITDA (b)..................  $ (6,986)  $ (7,076)    $ (7,437)     $ (7,015)    $ (7,352)  $ (8,791)    $ (2,994)     $(13,147)
EBITDA before non-recurring
  charges...................    (6,986)    (7,076)      (7,437)       (7,015)      (5,641)    (4,300)      (2,994)       (1,693)

                                                                      THREE MONTHS ENDED
                              ---------------------------------------------------------------------------------------------------
                                                    2000                                               2001
                              ------------------------------------------------   ------------------------------------------------
                              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                              --------   --------   ------------   -----------   --------   --------   ------------   -----------
                                                                        (IN THOUSANDS)
OTHER DATA (CONTINUED):
Capital expenditures (c)....     5,690      6,238        3,018         1,832        1,051        393          572            16
NET REVENUES:                                                 (AS A PERCENTAGE OF TOTAL REVENUES)
  Web hosting revenues......        11%        11%          16%           22%          37%        36%          33%          30%
  Internet solutions
    revenues................        42         45           45            40           26         25           32            35
  Internet connectivity
    revenue.................        47         44           39            38           37         39           35            35
                              --------   --------     --------      --------     --------   --------     --------      --------
Total net revenues..........       100%       100%         100%          100%         100%       100%         100%         100%
                              --------   --------     --------      --------     --------   --------     --------      --------
Cost and expenses:
  Cost of revenues..........        70         71           69            69           68         65           62            60
  Sales and marketing.......        42         41           34            27           30         30           22            19
  General and
    administrative..........        31         27           28            32           27         25           28            27
  Research and
    development.............         1          1            4             5            3          3            2             3
  Depreciation and
    amortization............        26         29           30            30           33         36           34            36
  Other expense.............         0         (1)           0             0            0          0            0             0
  Non-recurring charges.....         0          0            0             0            8         24            0            61
                              --------   --------     --------      --------     --------   --------     --------      --------
Loss from operations........       (70)       (68)         (65)          (63)         (69)       (83)         (48)         (106)
Net interest (income)
  expense...................        (1)         4            3             4            6          6            7             6
                              --------   --------     --------      --------     --------   --------     --------      --------
Net loss attributable to
  common stockholders.......       (69)       (72)         (68)          (67)         (75)       (89)         (55)         (112)
                              ========   ========     ========      ========     ========   ========     ========      ========

---------------

(a) Compensation expense relating to stock options of approximately $0.3 million is included in general and administrative expenses for each of the quarters shown. See Note L to our consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At December 31, 2001, we had various financial instruments consisting of variable rate debt, convertible debentures and marketable securities entered into for purposes other than trading. The substantial majority of our outstanding debt obligations excluding the convertible debentures have variable interest rates. At December 31, 2001, the carrying value of our debt obligations approximate the fair value due to the debt discount initially recorded on the convertible debenture and the short maturity and/or variable interest rates of a majority of the other debt. The weighted average interest rate of our debt obligations at December 31, 2001 was 8.0%.

     At December 31, 2001, our marketable securities are generally common stock securities. All of our marketable securities are classified as available for sale and are carried at fair value ($0.4 million at December 31, 2001). These investments are subject to market risk which is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the securities' quoted market prices. A change of this nature would not have a material impact on our financial position at December 31, 2001. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS OF
                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                                                               PAGE
                                                              -------
Report of Independent Certified Public Accountants..........       43
Financial Statements
  Consolidated Balance Sheets -- December 31, 2000 and
     2001...................................................       44
  Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 2000
     and 2001...............................................       45
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income(Loss) for the Years Ended December
     31, 1999, 2000 and 2001................................       46
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 2000
     and 2001...............................................       47
  Notes to Consolidated Financial Statements................       49

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AppliedTheory Corporation

     We have audited the consolidated balance sheets of AppliedTheory Corporation and its subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppliedTheory Corporation and its subsidiaries as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As shown in the consolidated financial statements, since inception the Company has sustained significant losses and used substantial amounts of cash in operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that AppliedTheory Corporation will continue as a going concern. As more fully described in Note A, the Company expects to file for relief under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/ GRANT THORNTON LLP

New York, New York
February 15, 2002,
except for Notes A and Q as to which the date is March 13, 2002

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         2001
                                                              ---------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT SHARE AMOUNTS)
                                       ASSETS
Current assets
  Cash and cash equivalents.................................  $  5,733    $   3,183
  Marketable securities.....................................     4,098          385
  Accounts receivable, net of allowance of $1,031 and $1,473
     in 2000 and 2001, respectively.........................    15,379       14,253
  Costs in excess of billings...............................       702          306
  Due from related parties..................................     1,436          915
  Prepaid expenses and other current assets.................     1,920        1,063
                                                              --------    ---------
          Total current assets..............................    29,268       20,105
Property and equipment, net.................................    30,632       22,684
Investments, at cost........................................     5,250
Goodwill....................................................    61,946       37,804
Other assets................................................     3,150        2,148
                                                              --------    ---------
          Total assets......................................  $130,246    $  82,741
                                                              ========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  6,028    $  14,073
  Lines of credit...........................................                 13,025
  Accrued payroll...........................................     3,088        1,058
  Accrued expenses..........................................     4,385        3,115
  Deferred revenue..........................................     4,270        4,468
  Current portion of convertible debentures.................    13,804
  Current portion of long-term debt and capital lease
     obligations............................................     5,081        5,972
                                                              --------    ---------
          Total current liabilities.........................    36,656       41,711
Long-term debt and capital lease obligations................    11,655        3,573
Convertible debentures......................................    13,804       28,051
Other liabilities...........................................       404          276
Temporary equity............................................    10,000       10,000
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value; 90,000,000 shares authorized;
  issued and outstanding: 25,986,947 shares in 2000 and
  31,623,066 shares in 2001.................................       260          316
  Additional paid-in capital................................   139,900      145,583
  Accumulated deficit.......................................   (82,439)    (146,786)
  Accumulated other comprehensive income....................         6           17
                                                              --------    ---------
          Total stockholders' equity (deficit)..............    57,727         (870)
                                                              --------    ---------
          Total liabilities and stockholders' equity
            (deficit).......................................  $130,246    $  82,741
                                                              ========    =========

   The accompanying notes are an integral part of these financial statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                             1999              2000              2001
                                                        ---------------   ---------------   ---------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Net revenues
  Web hosting.........................................    $     3,201       $    11,963       $    26,774
  Internet solutions..................................         14,871            32,733            23,050
  Internet connectivity...............................         19,573            31,592            28,629
                                                          -----------       -----------       -----------
          Total net revenues..........................         37,645            76,288            78,453
                                                          -----------       -----------       -----------
Costs and expenses
  Cost of revenues....................................         24,988            53,166            50,150
  Sales and marketing.................................         14,124            27,185            19,737
  General and administrative..........................         10,180            22,408            21,013
  Research and development............................            321             2,296             2,270
  Depreciation........................................          3,403            10,359            12,655
  Amortization........................................                           11,711            14,796
  Other (income) expenses.............................                             (253)              (59)
  Non-recurring charges...............................                                             17,626
                                                          -----------       -----------       -----------
          Total costs and expenses....................         53,016           126,872           138,188
                                                          -----------       -----------       -----------
          Loss from operations........................        (15,371)          (50,584)          (59,735)
Interest income.......................................         (1,938)           (1,344)             (251)
Interest expense......................................            561             3,393             4,863
                                                          -----------       -----------       -----------
          NET LOSS....................................        (13,994)          (52,633)          (64,347)
Preferred stock dividends.............................             73
                                                          -----------       -----------       -----------
Net loss attributable to common stockholders..........    $   (14,067)      $   (52,633)      $   (64,347)
                                                          ===========       ===========       ===========
Basic and diluted loss per common share...............    $      (.72)      $     (2.17)      $     (2.31)
                                                          ===========       ===========       ===========
Shares used in computing basic and diluted loss per
  share...............................................     19,491,711        24,280,074        27,888,238
                                                          ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                   YEARS ENDED DECEMBER 31, 1999, 2000, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          {NONVOTING                                   ACCUMULATED
                                                    COMMON STOCK         COMMON STOCK}     ADDITIONAL                     OTHER
                                                 -------------------   -----------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                                   SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL       DEFICIT     INCOME(LOSS)
                                                 ----------   ------   --------   ------   ----------   -----------   -------------
BALANCE, JANUARY 1, 1999.......................  15,039,488    $150      54,848     $1      $  6,581     $ (15,739)
Issuance of common stock, net of issuance costs
 of $7,620.....................................   5,175,000      52                           75,180
Issuance of common stock pursuant to exercise
 of stock options..............................   1,049,193      11      66,625                  616
Issuance of common stock pursuant to Employee
 Stock Purchase Plan...........................      28,208                                      304
Compensation expense related to stock option
 plan..........................................                                                1,371
Conversion of nonvoting common stock to voting
 common stock..................................     121,473       1    (121,473)    (1)
Preferred stock dividends......................                                                                (73)
Unrealized gain (loss) on marketable
 securities....................................                                                                           $(251)
Net loss.......................................                                                            (13,994)
                                                 ----------    ----    --------     --      --------     ---------        -----
Comprehensive loss.............................
BALANCE, DECEMBER 31, 1999.....................  21,413,362    $214                 $       $ 84,052     $ (29,806)       $(251)
                                                 ==========    ====    ========     ==      ========     =========        =====
Issuance of common stock for acquisitions......   3,828,471      38                           48,327
Issuance of common stock pursuant to exercise
 of stock options..............................     515,441       5                            1,004
Issuance of common stock pursuant to Employee
 Stock Purchase Plan...........................     229,673       3                            1,189
Compensation expense related to stock option
 plan..........................................                                                1,236
Discount on convertible debenture..............                                                4,092
Unrealized gain (loss) on marketable
 securities....................................                                                                             257
Net loss.......................................                                                            (52,633)
                                                 ----------    ----    --------     --      --------     ---------        -----
Comprehensive loss.............................
BALANCE, DECEMBER 31, 2000.....................  25,986,947    $260                 $       $139,900     $ (82,439)       $   6
                                                 ==========    ====    ========     ==      ========     =========        =====
Issuance of common stock for acquisitions......     261,621       3                              160
Issuance of common stock pursuant to exercise
 of stock options..............................     409,577       4                               59
Issuance of common stock pursuant to Employee
 Stock Purchase Plan...........................     827,254       8                              394
Issuance of common stock pursuant to conversion
 of convertible debentures, net of debt
 discount and issuance costs...................   4,137,667      41                            3,881
Compensation expense related to stock option
 plan..........................................                                                1,189
Unrealized gain (loss) on marketable
 securities....................................                                                                              11
Net loss.......................................                                                            (64,347)
                                                 ----------    ----    --------     --      --------     ---------        -----
Comprehensive loss.............................
BALANCE, DECEMBER 31, 2001.....................  31,623,066    $316                 $       $145,583     $(146,786)       $  17
                                                 ==========    ====    ========     ==      ========     =========        =====


                                                              COMPRE-
                                                              HENSIVE
                                                  TOTAL    INCOME (LOSS)
                                                 -------   -------------
BALANCE, JANUARY 1, 1999.......................  $(9,007)
Issuance of common stock, net of issuance costs
 of $7,620.....................................   75,232
Issuance of common stock pursuant to exercise
 of stock options..............................      627
Issuance of common stock pursuant to Employee
 Stock Purchase Plan...........................      304
Compensation expense related to stock option
 plan..........................................    1,371
Conversion of nonvoting common stock to voting
 common stock..................................
Preferred stock dividends......................      (73)
Unrealized gain (loss) on marketable
 securities....................................     (251)        (251)
Net loss.......................................  (13,994)     (13,994)
                                                 -------     --------
Comprehensive loss.............................              $(14,245)
                                                             ========
BALANCE, DECEMBER 31, 1999.....................  $54,209
                                                 =======
Issuance of common stock for acquisitions......   48,365
Issuance of common stock pursuant to exercise
 of stock options..............................    1,009
Issuance of common stock pursuant to Employee
 Stock Purchase Plan...........................    1,192
Compensation expense related to stock option
 plan..........................................    1,236
Discount on convertible debenture..............    4,092
Unrealized gain (loss) on marketable
 securities....................................      257          257
Net loss.......................................  (52,633)     (52,633)
                                                 -------     --------
Comprehensive loss.............................              $(52,376)
                                                             ========
BALANCE, DECEMBER 31, 2000.....................  $57,727
                                                 =======
Issuance of common stock for acquisitions......      163
Issuance of common stock pursuant to exercise
 of stock options..............................       63
Issuance of common stock pursuant to Employee
 Stock Purchase Plan...........................      402
Issuance of common stock pursuant to conversion
 of convertible debentures, net of debt
 discount and issuance costs...................    3,922
Compensation expense related to stock option
 plan..........................................    1,189
Unrealized gain (loss) on marketable
 securities....................................       11           11
Net loss.......................................  (64,347)     (64,347)
                                                 -------     --------
Comprehensive loss.............................              $(64,336)
                                                             ========
BALANCE, DECEMBER 31, 2001.....................  $  (870)
                                                 =======

   The accompanying notes are an integral part of these financial statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities
  Net loss..................................................  $(13,994)  $(52,633)  $(64,347)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation............................................     3,403     10,359     12,655
    Amortization of goodwill................................               11,711     14,796
    Amortization of debt discount...........................                  950        699
    Write-off of debt discount..............................                           2,167
    Provision for bad debts.................................        90        737      1,831
    Payment of interest expense to NYSERNet.net, Inc........      (270)
    Loss on sale of property and equipment..................         3          5         11
    Realized loss on sale of marketable securities..........        26         12      2,933
    Gain from assets not usable in operations...............                 (170)
    Write-off of fixed assets, goodwill, and other assets...                          11,254
    Compensation expense related to stock option plans......     1,371      1,236      1,189
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable and costs in excess of billings...    (3,220)    (6,640)    (1,772)
      Due to (from) related parties.........................      (909)    (1,377)       400
      Prepaid expenses, other current assets and other
       assets...............................................    (3,074)     1,056      1,839
      Accounts payable......................................     2,876       (558)     8,045
      Accrued payroll, expenses and other liabilities.......     3,957     (3,425)    (1,910)
      Deferred revenue......................................       627        536        899
                                                              --------   --------   --------
        Net cash used in operating activities...............    (9,114)   (38,201)    (9,311)
                                                              --------   --------   --------
Cash flows from investing activities
  Purchases of property and equipment.......................   (11,643)   (16,778)    (2,032)
  Purchase of marketable securities.........................   (80,724)   (28,659)
  Proceeds from sales of marketable securities..............    47,720     57,533      6,042
  Investment in certain businesses, net of cash acquired....    (5,000)   (14,254)      (620)
  Payments received on notes receivable.....................       299          5          3
  Proceeds from sale of property and equipment..............         8         16        232
                                                              --------   --------   --------
        Net cash provided by (used in) investing
        activities..........................................   (49,340)    (2,137)     3,625
                                                              --------   --------   --------
Cash flows from financing activities
  Issuance of common stock, net of issuance costs...........    76,163      3,916        465
  Issuance of convertible debentures........................               30,750
  Convertible debenture issue costs.........................               (1,010)      (404)
  Payment of preferred stock dividends......................      (493)
  Redemption of preferred stock.............................    (1,500)
  Proceeds (payments) of borrowings from NYSERNet.net, Inc.,
    net.....................................................    (2,687)
  Proceeds from line of credit borrowings...................    49,335     80,655     67,225
  Payments on line of credit borrowings.....................   (49,265)   (81,193)   (60,387)
  Principal payments on long-term debt and capital leases...    (1,072)    (5,628)    (6,094)
  Proceeds received from long-term debt and capital
    leases..................................................     1,021      4,118      2,331
  Security deposit on equipment financing...................                 (371)
                                                              --------   --------   --------
        Net cash provided by financing activities...........    71,502     31,237      3,136
                                                              --------   --------   --------
        NET (DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS.........................................    13,048     (9,101)    (2,550)
Cash and cash equivalents (includes $382, $382 and $728 of
  restricted cash for 1999, 2000 and 2001, respectively),
  beginning of year.........................................     1,786     14,834      5,733
                                                              --------   --------   --------
Cash and cash equivalents (includes $382, $728 and $588 of
  restricted cash for 1999, 2000 and 2001, respectively),
  end of year...............................................  $ 14,834   $  5,733   $  3,183
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     2000      2001
                                                              ------   -------   ------
                                                                   (IN THOUSANDS)
Supplemental disclosures of cash flow information
  Cash paid during the period for interest..................  $  831   $ 2,643   $1,948
Noncash investing and financing transactions
  Fixed asset acquisitions financed through capital lease
     obligations............................................   1,448     7,693    2,739
  Conversion of convertible debentures to equity............                      3,922
  Acquired stock in exchange for cancellation of accounts
     receivable.............................................                        760
  Unrealized holding gain (loss) on available for sale
     securities.............................................    (251)      257       11
  Investment in businesses
     Fair value of assets acquired, net of cash acquired....            83,165      783
     Liabilities assumed....................................            10,546
     Issuance of common stock for investment in
      businesses............................................            48,365      163
     Issuance of temporary equity for investment in
      businesses............................................            10,000

   The accompanying notes are an integral part of these financial statements.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

NOTE A -- NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

     AppliedTheory Corporation was incorporated in the State of New York in November 1995 and reorganized as a Delaware corporation on January 28, 1999. The Company is a provider of Internet business solutions offering a full suite of web hosting, Internet solutions, Internet connectivity and security services to give customers a single source for all their Internet needs. The Company has a broad customer base and its operations, although diversified geographically within the United States, are principally located in New York.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared on a basis which assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred losses from operations since inception and has a working capital deficiency and stockholders' deficit at December 31, 2001. In addition, the Company has not been successful in obtaining additional financing to sustain its operations and will have insufficient liquidity/working capital to fund operations or meet its obligations unless a new source of capital is obtained. At December 31, 2001, the Company was delinquent on various operating and capital lease obligations and had been unable to make timely payments with respect to its accounts payable. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. As a result of these conditions, the Company and its subsidiaries expects to file voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of New York. The Company plans to petition the court to allow it to continue operating its business as debtors-in-possession. The Company is attempting to obtain debtor-in-possession (DIP) financing to assist in the funding its post-petition operating expenses and supplier and employee obligations that arise in the ordinary course of business. In addition, the Company is exploring opportunities to sell all, part or parts of our business, and is currently in preliminary discussions with potential bidders. Although management continues to pursue these plans, there is no assurance the Company will be successful on a timely basis or on terms that are acceptable to the Company or its creditors. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the expected Chapter 11 case in general or the effect of the expected case on our business or on the interests of creditors and stockholders. The financial statements do not include any adjustments that might result from the outcome of the uncertainties. The bankruptcy process described above could ultimately result in the sale of substantially all or a portion of the Company's assets. Although the Company and its creditors are not required to accept any offer, it is possible the Company's creditors would accept an offer or offers to purchase substantially all of the Company's assets for less than the current book value of those assets. Such a transaction could result in further impairment of assets.

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

     Revenue from Internet solutions represents professional services that are recognized on a time-and-materials basis as the services are performed or under the percentage of completion method for revenue

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES relating to fixed-price contracts. Revenue and profits on long-term Internet solutions contracts, performed over extended periods of time, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars. Revenues and profits on long-term contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

  2. DEFERRED REVENUE

     At December 31, 2000 and 2001, deferred revenue consists of $4,049,000 and $3,960,000, respectively, in billings in advance of services not yet provided on Internet connectivity and Web hosting agreements. At December 31, 2000 and 2001 deferred revenue includes $221,000 and $508,000 in billings in excess of costs on Internet solutions contracts.

  3. RESEARCH AND DEVELOPMENT

     The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense.

  4. ADVERTISING

     Advertising costs, charged to operations when incurred, were approximately $1,337,000, $410,000 and $33,000 for the years ended December 31, 1999, 2000 and
2001, respectively.

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

  6. LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, warrants and convertible securities. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation of basic and diluted loss per share for each of the periods presented. Potential common shares that were excluded from the computation of diluted loss per share consisted of stock options, stock appreciation rights, warrants and convertible securities outstanding of 3,348,837, 7,290,766, and 25,029,086 for the years ended December 31, 1999, 2000 and 2001, respectively.

  7. COMPREHENSIVE INCOME

     The Company records comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 requires gains and losses in investments in available for sale marketable securities to be included in accumulated other comprehensive income. The components of comprehensive income and the effect on earnings for the years ended December 31, 1999, 2000, and 2001 are detailed in the Company's accompanying consolidated statement of stockholders' equity and comprehensive income (loss).

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

  8. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments, which principally consist of money market funds and time deposits, with an original maturity of three months or less at the date of acquisition to be cash equivalents. At December 31, 2000 and 2001, approximately $728,000 and $588,000, respectively, of cash and cash equivalents were restricted under contractual agreements.

  9. MARKETABLE SECURITIES

     At December 31, 2000, investments classified as marketable securities represent fixed maturity instruments (corporate bonds and notes) reported at their fair values. At December 31, 2001, investments classified as marketable securities represent common stock securities held in escrow and reported at their fair values (see Note F). Unrealized gains and losses on these securities, net of related tax effects, are included in stockholders' equity as a component of accumulated other comprehensive income (loss). The Company considers all marketable securities as available-for-sale. Investment income is recognized when earned. Realized gains and losses on sales and maturities of investments are determined on a specific identification basis. The amortization of premiums and accretion of discounts are computed on the straight-line basis. Fair values are based on quoted market prices.

  10. PROPERTY AND EQUIPMENT

     Property, equipment and leasehold improvements are recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized over the term of the lease or the service lives of the improvements, whichever is shorter.

     Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Depreciation of capitalized leased assets is recorded on the straight-line method over the shorter of the term of the lease or the estimated useful life.

  11. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization of $11,707,000 and $21,858,000 at December 31, 2000 and 2001, respectively. Amortization expense for the years ended December 31, 2000 and 2001 was computed using the straight-line method over the economic lives of the respective assets, generally five years.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. For the years ended December 31, 2000 and 2001, the Company amortized goodwill under the method described above (see "Goodwill and Purchased Intangible Assets"). However, beginning January 1, 2002 (the adoption date), annual goodwill amortization of approximately $12.0 million will no longer be recognized. In accordance with the new standards, by June 30, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of the test will be on the earnings and financial position of the Company. If the fair value is determined to be less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

  12. IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company evaluates its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets (see Note C for asset impairments recorded in fiscal 2001). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  13. LEASE AND CONTRACTUAL COMMITMENTS

     The Company recognizes expense under operating leases and contractual agreements on a straight-line basis over the terms of the lease or agreement. The difference between the amounts computed on a straight-line basis and the amounts paid or payable is included in accrued expenses and other liabilities.

  14. CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable and marketable securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise the Company's customer base. The Company's revenues from NYSERNet.org, Inc. ("ORG") customers and services to ORG accounted for approximately 27%, 18% and 19% of total net revenues for the years ended December 31, 1999, 2000 and 2001, respectively (see Note M). One third-party customer accounted for 39%, 28% and 31% of total net revenues for the years ended December 31, 1999, 2000 and 2001, respectively. Accounts receivable at December 31, 2000 and 2001 include approximately $4,726,000 and $6,179,000, respectively, from this third party customer.

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

     The fair value of the debt and capital lease obligations is estimated based on the current rates offered to the Company for debt with the same or similar remaining maturities and terms.

  16. SEGMENT AND RELATED INFORMATION

     The Company operates as one business segment, as a provider of Internet business solutions, and follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

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

     These estimates and assumptions relate to estimates of collectibility of accounts receivable and costs in excess of billings, the realizability of goodwill and other intangible assets, costs to complete contracts, accruals,

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES income and sales taxes and other factors. Management has exercised reasonableness in deriving these estimates, however, actual results could differ from these estimates. Consequently, an adverse change in those conditions could affect the Company's estimates.

  18. EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001 and supercedes SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of", while retaining many requirements of such statement. The Company is currently evaluating the impact of this statement.

  19. RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE C -- ACCOUNTING FOR ACQUISITIONS

  CRL NETWORK SERVICES, INC.

     On January 5, 2000, the Company acquired all of the capital stock of CRL Network Services, Inc. ("CRL") for $9,939,000 in cash and up to approximately 2,022,287 shares of common stock of the Company, valued at $19.16 per share. CRL provides high-speed Internet access and data networking solutions across the United States.

     Under escrow provisions of the merger agreement, the Company placed in escrow 285,507 shares of its common stock, issuable to CRL's former owners to cover various contingencies as defined in the merger agreement. Such amounts will be recorded as additional cost of the acquired company when the number of shares to be issued, if any, becomes determinable beyond a reasonable doubt. At December 31, 2001, 265,625 shares remain in escrow since the outcome of the contingencies was not determinable.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. As of December 31, 2000, the Company had recorded $1.1 million in accrued liabilities for planned terminations of certain network and facility-related contracts and severance for certain employees which was planned to occur by June 2001. For the year ended December 31, 2001, approximately $1.0 million had been charged against these liabilities. In preparing the purchase price allocation, the Company identified no acquired intangible assets, and therefore, the balance of the purchase price of approximately $46.2 million was recorded as goodwill and was being amortized over 5 years. The acquisition was financed using a portion of the net proceeds from the Company's IPO.

     In connection with the acquisition of CRL the Company entered into a put option agreement requiring the Company, at the option of the holders, to repurchase a total of up to 625,000 shares of AppliedTheory common stock in two equal installments, not to exceed $10 million, on the first and second anniversary of the acquisition. The Company has classified the redemption price of $10 million as temporary equity. No amounts have been paid as of or subsequent to December 31, 2001 (see Note J).

  THE CORDADA GROUP, INC.

     On May 23, 2000, the Company acquired all of the capital stock of The Cordada Group, Inc. ("Cordada") for up to approximately 758,219 shares of common stock of the Company, valued at $20.44 per share. Cordada provides Internet solutions to businesses ranging from start-ups to Global 500 companies.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. In preparing the purchase price allocation, the Company identified no acquired intangible assets, and therefore, the balance of the purchase price of approximately $13.4 million was recorded as goodwill and was being amortized over 5 years (see Asset Impairment below). Acquisition costs were financed using a portion of the net proceeds of the Company's IPO.

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

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net tangible assets acquired based on the estimated fair values. In preparing the purchase price allocation, the Company identified no acquired intangible assets, and therefore, the balance of the purchase price of approximately $8.7 million was recorded as goodwill and was being amortized over 5 years.

  ASSET IMPAIRMENTS

     During the fourth quarter of 2001, the Company evaluated the assets associated with its acquisitions under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based of this evaluation, the Company determined that assets with respect to Cordada (described above) and another small acquisition were impaired as a result of reduced sales in the corresponding regions caused by the declining economic market conditions. Consequently, the Company determined that it would be more cost efficient to close these offices and consolidate their operations. As a result of these actions, the Company recorded a $10.6 million impairment loss in the fourth quarter of 2001 that was included in non-recurring charges on the consolidated statement of operations for the year ended December 31, 2001. The impairment loss included the write-off of goodwill of $10.3 million, fixed asset write-downs of $0.1 million, and $0.2 million in other incremental costs associated with the actions. The Company determines the recoverability and write-offs of goodwill based on an analysis of projected undiscounted cash flows, and therefore concluded that the cash flows with respect to the aforementioned acquisitions were no longer adequate to support the value of their associated goodwill.

NOTE D -- MARKETABLE SECURITIES

     Marketable securities include available-for-sale securities carried on the balance sheet at fair value and consist of the following:

                                                            COST     FAIR    UNREALIZED
                                                           BASIS    VALUE    GAIN (LOSS)
                                                           ------   ------   -----------
                                                                  (IN THOUSANDS)
DECEMBER 31, 2000:
Debt securities with maturities:
  Less than one year.....................................  $4,092   $4,098       $ 6
                                                           ======   ======       ===
DECEMBER 31, 2001:
Common stock securities..................................  $  368   $  385       $17
                                                           ======   ======       ===

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

NOTE E -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                2000       2001
                                                              --------   --------
                                                                  (THOUSANDS)
Computer equipment..........................................  $ 28,094   $ 27,510
Office furniture and equipment..............................     2,004      2,054
Equipment under capital leases..............................     9,423     14,252
Leasehold improvements......................................     7,343      7,422
                                                              --------   --------
                                                                46,864     51,238
Less accumulated depreciation and amortization..............   (16,232)   (28,554)
                                                              --------   --------
                                                              $ 30,632   $ 22,684
                                                              ========   ========

     The accumulated depreciation associated with equipment under capital leases was $3,150,000 and $7,510,000 in 2000 and 2001, respectively.

NOTE F -- INVESTMENT IN PLANNING TECHNOLOGIES, INC. AND RED HAT, INC.

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

     On February 26, 2001, PTI merged with Red Hat, Inc. ("RHAT"), a company publicly traded on the Nasdaq Stock Market. As a result of the merger, the Company converted its 5,356,861 shares of PTI into 521,769 shares of common stock of RHAT and recorded a realized loss of $1.7 million based on the investment's fair value of $3.6 million on February 26, 2001. On June 28 and June 29, 2001, the Company sold a total of 467,497 shares of RHAT resulting in proceeds of $2.0 million and a realized loss of $1.3 million. The realized loss is included in non-recurring charges on the consolidated statements of operations for the year ended December 31, 2001. The remaining 54,272 shares were held in escrow with various restrictions as of December 31, 2001. The fair value of the remaining shares of $0.4 million is classified as an available-for-sale marketable security and the unrealized gain, net of taxes, on the investment is included in stockholders' equity as a component of accumulated other comprehensive income (loss) at December 31, 2001.

NOTE G -- CONVERTIBLE DEBENTURES

     On June 5, 2000 the Company entered into a purchase agreement with seven institutional investors (the "Investors") and issued $30 million in 5% convertible debt financing (the "Debentures"). On January 9, 2001, the Company amended the agreements with the Investors whereby the Company and the Investors modified certain significant components of the June 5, 2000 purchase agreement and the accompanying

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES registration rights agreement. The amended and restated agreement eliminated the Investors' option to purchase up to $10 million of the Company's common stock. It also eliminated the Company's option to require the Investors to purchase an additional $10 million of the Company's common stock. On July 10, 2001, the Company entered into an amendment agreement (the "Amendment Agreement"), as further discussed below, with the Investors whereby certain provisions of the January 9, 2001 amended and restated purchase agreement and related documents were modified (see Note H).

     The Debentures earn interest at 5% per annum, payable semi-annually in June and December, and mature on June 5, 2003. At the Company's option, interest can be accrued, paid in cash, paid in common stock, or take the form of PIK interest (interest paid in kind and added to the principal of the Debentures). At December 31, 2000 and 2001, the outstanding principal balance of the Debentures (including PIK interest) was $27,608,000 and $28,051,000 and interest accrued on the Debentures was $128,000 and $120,000, respectively.

     Under the Amendment Agreement the Investors are granted the right to convert the Debentures, in whole or in part, into shares of common stock from time to time. The Debentures' conversion prices and amounts are as follows:

CONVERSION                       CONVERSION AMOUNT
----------                       -----------------
$0.90.....  for the first $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon
$1.22.....  for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon
$1.80.....  for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon
$2.70.....  for the next $6,500,000 of principal, plus PIK interest and accrued but unpaid interest thereon
$3.60.....  for the aggregate principal amount of the Debentures outstanding in excess of $26,000,000 plus PIK interest and accrued but unpaid interest thereon

     Unless otherwise specified by the Investor, the Debentures submitted for conversion shall be converted at the lowest conversion price available to the Investor with respect to such Debentures. The outstanding principal amount of a Debenture, together with accrued interest, that is so converted shall be convertible into shares of the Company's common stock. Based on these conversion prices, the Debentures are presently convertible into approximately 19.6 million shares of common stock at any time until maturity. During the year ended December 31, 2001, $3,922,000 of the convertible debentures' principal, net of debt discount and issuance costs, was converted into 4,138,000 shares of common stock under the conversion terms of the agreements. No conversions occurred in fiscal year 2000.

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

     Subject to limited exceptions, the right to convert the Debentures terminates upon the closing of a relevant sale of the Company as defined in the Amendment Agreement. In the event of a change of control transaction, the Investors are entitled to convert their Debentures into common stock and receive the same consideration as the common stock holders. Also, in the event that the Company enters into a sale of the Company (as defined in the Amendment Agreement), the Company is obligated to pay to the Investors a percentage of the consideration paid by the acquirer in such a transaction. Such payments shall be applied, as

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES to each Investor, first, to redeem the Debentures. The consideration from such a sale of the Company shall be paid to the Investors as follows: 100% of the first $10,000,000; 60% of the next $20,000,000; 20% of the next $20,000,000; and 10%
of amounts above $50,000,000. After the Debentures have been redeemed and/or converted in full, the Investors may continue to be entitled to receive part of the consideration resulting from each sale of the Company based on the terms set forth in the Amendment Agreement.

     Additionally, the Amendment Agreement terminated the Investors' warrants to purchase up to $13,000,000 of the Company's common stock under the prior agreements. Based on an independent valuation of the Debentures and related warrants and options, the Company had originally recorded a $3.9 million debt discount and corresponding increase in additional paid in capital representing the allocation of proceeds to the detachable warrants and Investors' call option. The carrying value of the Debentures was being accreted to the face value of $30 million using the interest method over the life of the Debentures. Due to the termination of the warrants and call option, the Company wrote off the unamortized portion of the debt discount of $2.4 million in June 2001. In addition, the Company assigned a value of $250,000 to certain features in the Amendment Agreement. The net of these two amounts of approximately $2.2 million was included in non-recurring charges on the consolidated statements of operations for the year ended December 31, 2001. For the years ended December 31, 2000 and 2001, accretion totaled $758,000 and $699,000 respectively.

NOTE H -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                                DECEMBER 31,}
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Lines of credit.............................................  $ 6,187   $13,025
Equipment financing.........................................    3,219     1,921
Capital lease obligations, net of imputed interest..........    7,330     7,624
                                                              -------   -------
                                                               16,736    22,570
Less current portion........................................   (5,081)  (18,997)
                                                              -------   -------
                                                              $11,655   $ 3,573
                                                              =======   =======

  LINES OF CREDIT

     1. As of January 18, 2002, the Company renewed a credit agreement with a commercial bank for an aggregate amount of $7,500,000 through January 19, 2003 or an earlier date subject to certain provisions (see below). Interest is charged and payable on a monthly basis as determined by the Company, either on the LIBOR plus 40 basis points or a prime rate basis less 200 basis points (2.75% on December 31, 2001). The credit facility is collateralized by either cash and cash equivalents, government securities, corporate securities or corporate equities pledged by NYSERNet.net, Inc. ("NET"), a significant stockholder. NET must post collateral equaling 100% of the draw if the collateral is cash and cash equivalents or collateral equaling 130% of the draw if the collateral is government securities, corporate securities or corporate equities. NET has the ability to withdraw the collateral and shorten the maturity date to July 19, 2002 by means of a notice received by the bank prior to July 18, 2002.

     In accordance with the terms of the credit agreement, the bank issued standby letters of credit in the Company's name for $1,450,000 that expired on January 19, 2002. These letters of credit were used to collateralize the Company's obligation to third parties for real property leases. In January 2002, prior to the expiration, the Company was required to pay a security deposit of $800,000 in substitution for one of the

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES expired letters of credit. At December 31, 2001, the Company's available credit under the line of credit agreement was effectively reduced by the outstanding amount of these letters of credit.

     At December 31, 2001, the Company had $6,025,000 outstanding and, as a result of certain restrictions, had no availability under this line of credit. The average interest rate on outstanding borrowings was approximately 7.0% and 5.0% for the years ended December 31, 2000 and 2001, respectively.

     2. On July 10, 2001, the Company entered into a one-year revolving credit agreement with seven lenders (referred to as the "Investors" in Note G) for a principal amount of up to $6,000,000. Based on this initial agreement, the total amount that the Company may borrow was limited among other restrictions by its borrowing base, which was measured at any time of borrowing by multiplying the total value of the Company's eligible account receivables by 44.44%. Amounts borrowed under the credit agreement bear interest for the first 60 days outstanding at the prime rate plus two hundred basis points and thereafter at the prime rate plus four hundred basis points.

     On October 10, 2001, the Company and the Investors entered into an amendment to the revolving credit agreement. That amendment increased the maximum principal amount of borrowings under the revolving credit agreement to $7,000,000 and permitted the Company to borrow the maximum amount, notwithstanding that its borrowing base was insufficient to support that amount of borrowing. None of the other provisions of the revolving credit agreement, including the Company's ongoing obligation to satisfy the borrowing base requirement, were waived. As of December 31, 2001, the Company's borrowing base continued to be insufficient to support the outstanding balance of $7,000,000, and accordingly, the Company is in default of this requirement. However, the Company has not received notice from the Investors stating their intention to pursue remedy for the default.

     Borrowings under the revolving credit agreement, as amended, are evidenced by promissory notes of the Company and its subsidiaries. Such borrowings are secured by intercompany guarantees and security interests in all of the assets of the Company and its subsidiaries. At December 31, 2001, the Company had $7,000,000 in outstanding loans, $322,000 in accrued interest and no availability under this revolving credit agreement. The average interest rate on outstanding borrowings was approximately 13.5% for the year ended December 31, 2001.

     The Company and the lenders have also entered into a security agreement, which grants the lenders a first priority lien on the assets of the Company to secure the payment in full of all amounts due and payable under the aforementioned credit agreement and the convertible debentures (see Note G).

  BORROWINGS FROM NET.

     At December 31, 2000, the Company had an unsecured borrowing facility with NET, which provided for borrowings to a maximum amount of $6,187,000, less any preferred stock issued to NET (see Note K), for working capital requirements. The Company had no outstanding principal borrowings under this facility at December 31, 2000 and by agreement this facility was terminated on January 19, 2001.

  EQUIPMENT FINANCING

     The Company has entered into various equipment financing agreements with secured lenders. Borrowings under these agreements are repayable in monthly installments with interest at fixed rates ranging from 10.0% to 14.4% through April 2003. In connection with these equipment financings, the Company was required to place on deposit $382,000 and $385,000 as additional collateral. On September 1, 2001, one half of the $382,000 deposit plus accrued interest of approximately $40,000 was refunded. The remaining balance of this deposit will be used for monthly lease payments commencing May 1, 2002. The outstanding security deposits and corresponding accrued interest are included in "other assets" on the consolidated balance sheets at December 31, 2000 and 2001. The security deposits earn interest at a rate of approximately 5.0% per annum.

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

  CAPITAL LEASE OBLIGATIONS

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2004, with implicit interest rates ranging from 10.0% to 23.0%. In connection with the financing, the Company was required to maintain a cash deposit of $540,000 as additional collateral. This deposit plus interest comprises the restricted cash balance at December 31, 2001.

     The following is a summary of future minimum lease payments under capital leases and the aggregate annual maturities of long-term debt including lines of credit, convertible debentures (see Note G), and equipment financing as of December 31, 2001:

                                                            YEAR ENDING DECEMBER 31,
                                                      -------------------------------------
                                                      CAPITAL LEASES   OTHER DEBT    TOTAL
                                                      --------------   ----------   -------
2002................................................      $5,475        $14,258     $19,733
2003................................................       2,864         28,739      31,603
2004................................................         255             --         255
                                                          ------        -------     -------
Total minimum lease payments and outstanding debt...       8,594         42,997      51,591
  Less amounts representing interest................        (970)                      (970)
                                                          ------        -------     -------
Present value of minimum lease obligation and
  outstanding debt..................................      $7,624        $42,997     $50,621
                                                          ======        =======     =======

NOTE I -- ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000     2001
                                                              ------   -------
                                                               (IN THOUSANDS)
Network costs...............................................  $2,863   $   264
Lease and contractual commitments...........................     441     1,806
Other.......................................................   1,081     1,045
                                                              ------   -------
                                                              $4,385   $ 3,115
                                                              ======   =======

     Other liabilities consisted of the following:

Lease and contractual commitments...........................  $  404   $   276
                                                              ======   =======

NOTE J -- COMMITMENTS AND CONTINGENCIES

  1.  TELECOMMUNICATIONS

     The Company is committed to minimum annual and cumulative purchase commitments in the aggregate amount of $32,750,000 to certain telecommunications vendors for various products and services. The minimum annual purchase commitments are as follows: $5.5 million, $5.0 million, $5.5 million and $4.0 million in the fiscal years 2002 through 2005, respectively. The Company anticipates meeting the aggregate minimum cumulative purchase commitments over the remaining term; however, there can be no assurance that such minimums will be met.

     The Company has also entered into contracts expiring at various times through the year 2005 with various communications vendors to provide services consisting of aggregating, routing and transporting data communi-

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES cations over the Company's network. Such contracts contain no minimum annual dollar purchase commitments.

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

     Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31,
------------------------                                      (IN THOUSANDS)
  2002......................................................     $ 4,762
  2003......................................................       3,791
  2004......................................................       3,481
  2005......................................................       3,019
  2006......................................................       2,194
  Thereafter................................................       4,536
                                                                 -------
                                                                 $21,783
                                                                 =======

     Total rent expense for operating leases amounted to $1,736,000, $5,100,000 and $4,854,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

  3. EMPLOYMENT AGREEMENTS

     The Board of Directors has provided for severance payments upon termination of employment or change in control, as defined, for certain executive officers of the Company. Under this provision, the maximum aggregate commitment at December 31, 2001, excluding benefits, was approximately $3.6 million.

  4. LEGAL PROCEEDINGS

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

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

 CRL Network Services, Inc. Litigation

     On December 13, 2000, James G. Couch filed a complaint in New York State court seeking approximately $9,650,000 in damages against the Company due to an alleged anticipatory breach of a put option agreement between the Company, Mr. Couch and others dated January 5, 2000 pursuant to which Mr. Couch, as part of the consideration for his sale to the Company of the capital stock of CRL Network Services, Inc., was granted two put options, exercisable on January 5, 2001 and January 5, 2002, respectively, pursuant to which Mr. Couch may require the Company to re-purchase shares of its common stock from Mr. Couch at specified times and in specified circumstances. On January 2, 2001, the Company answered the complaint and asserted affirmative defenses and counterclaims for fraud, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. Mr. Couch served an amended complaint on January 8, 2001 asserting claims of actual and anticipatory breach of the Put Option Agreement, and a reply to the Company's answer and counterclaims. On January 29, 2001, the Company answered the amended complaint and asserted affirmative defenses and counterclaims for fraud, violations of the California Corporation Code, indemnification and breach of contract for which the Company seeks compensatory and punitive damages. In addition, the Company is pursuing indemnification claims under an escrow agreement against Mr. Couch in an arbitration proceeding. On February 15, 2001, Mr. Couch filed a motion to dismiss the Company's counterclaim for violations of the California Corporations Code and to stay the Company's counterclaims for indemnification and breach of contract pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The Company cross-moved to stay the entire litigation, including Mr. Couch's claims, pending completion of this arbitration. On March 9, 2001, Mr. Couch filed a motion for partial summary judgment seeking entry of judgment in his favor on all his claims, striking the Company's fraud defense to the extent it seeks a rescission remedy, and striking the Company's claim for punitive damages. Oral argument for Mr. Couch's motion filed on February 15, 2001, the Company's cross-motion thereto, and Mr. Couch's motion filed on March 9, 2001 took place on April 5, 2001. On July 23, 2001, the court ruled on the parties' motions. The court granted Mr. Couch's motion to dismiss the Company's counterclaim for violations of the California Corporations Code. The court granted Mr. Couch's motion to stay the Company's counterclaims for indemnification and breach of contract and the Company's cross-motion to stay the entire litigation pending the completion of an arbitration between the parties concerning the Company's claims against Mr. Couch under the escrow agreement. The court held in abeyance Mr. Couch's motion for partial summary judgment on his breach of contract claim pending the determination of the arbitration, denied Mr. Couch's motion to strike the Company's fraud defense to the extent it seeks a rescission remedy, and granted Mr. Couch's motion to strike the Company's claim for punitive damages. The Company has filed a notice of appeal from the adverse aspects of the ruling, and Mr. Couch has filed a cross-appeal. The Company has received a decision from the arbitration panel granting some of our claims, denying others and awarding us attorneys' fees. Mr. Couch has commenced an additional proceeding requesting that the Supreme Court of the State of New York specifically allocate the shares held in escrow between him and us or direct that the arbitration panel do so. This litigation is still in the preliminary stage, and therefore, no opinion as to likelihood of an unfavorable outcome can be made. However, if an unfavorable outcome does occur requiring the Company to pay cash to redeem the shares owned by the former CRL shareholders, the Company may not have sufficient financial resources to meet the obligation. At December 31, 2000 and 2001, the Company has $10 million recorded as temporary equity in connection with these put options.

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

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

Company entered on July 10, 2001, including the security interest granted by the Company to such investors (see Note G). On October 22, 2001, the Company answered the complaint and asserted certain affirmative defenses.

     There can be no assurance whether the Qui Tam action or the CRL litigation will be determined in a manner that is favorable to the Company or, if adversely determined, that such determination would not have a material adverse effect upon the Company's business, financial condition or results of operations.

     The Company is not involved in any other legal proceedings or contingencies which it believes would, if adversely determined, have a material adverse effect upon its business, financial condition or results of operations.

  5. SALES AND USE TAX AUDIT

     The Company is a party to tax examinations by state agencies. The Company intends to defend any assessments that may ultimately result from such examinations. Management believes that any liabilities that may result from these examinations will not a material adverse effect on the financial condition or results of operations of the Company.

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

     On March 12, 1999, the Board of Directors approved its 1999 Stock Option Plan. The plan originally authorized the grant of options to employees and directors for up to 2,400,000 shares of the Company's common stock with an exercise price of not less than the fair market value of the shares at the date of grant. On January 18, 2001, the Board of Directors authorized an additional 2,000,000 shares of the Company's common stock under this plan for the grant of options to employees and directors. This plan allows for the

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES granting of incentive stock options qualified under Section 422 of the Internal Revenue Code and also non-qualified options. All options granted have ten-year terms and vest immediately or over a period of one to five years following the date of grant. The Board of Directors may exercise the right to accelerate the vesting provisions of the option grants upon the occurrence of certain conditions, as defined.

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

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                             1999      2000      2001
                                                            -------   -------   -------
Risk-free interest rate...................................     5.70%     6.15%     4.18%
Volatility factor.........................................      .80      1.20      1.20
Expected life of options..................................  4 years   4 years   4 years

     Had the Company determined compensation cost for this plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common stockholders and pro forma basic and diluted loss per common share would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1999           2000           2001
                                                     -----------    -----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net loss attributable to common
  stockholders.....................................   $(15,098)      $(58,126)      $(68,710)
Pro forma basic and diluted loss per common
  share............................................   $   (.77)      $  (2.39)      $  (2.46)

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     A summary of the Company's stock option activity and related information under the plans for the years ended December 31, 1999, 2000 and 2001, follows:

                                                                                WEIGHTED
                                                                PRICE           AVERAGE
                                                OPTIONS       PER SHARE      EXERCISE PRICE
                                               ----------   --------------   --------------
Balance, January 1, 1999.....................   3,998,333     $.06 - $2.93       $ 1.59
Granted......................................     674,850    11.18 - 20.38        14.68
Exercised....................................  (1,115,818)     .06 -  2.93          .57
Forfeited....................................    (208,528)     .06 - 16.00         2.65
                                               ----------   --------------       ------
Balance, December 31, 1999...................   3,348,837    $.06 - $20.38       $ 4.50
Granted......................................   2,392,381     1.16 - 35.75        12.92
Exercised....................................    (528,821)     .06 - 16.00         1.91
Forfeited....................................    (468,683)     .06 - 31.75        14.91
                                               ----------   --------------       ------
Balance, December 31, 2000...................   4,743,714    $.06 - $35.75       $ 7.96
Granted......................................   2,324,339      .17 -  5.00         1.78
Exercised....................................    (410,423)     .06 -   .40         0.15
Forfeited....................................  (1,196,878)     .27 - 35.75         8.24
                                               ----------   --------------       ------
Balance, December 31, 2001...................   5,460,752    $.06 - $35.75       $ 7.96
                                               ==========   ==============       ======
Exercisable, December 31, 1999...............   1,270,066    $.06 - $16.00       $ 1.54
                                               ==========   ==============       ======
Exercisable, December 31, 2000...............   1,457,859    $.06 - $35.75       $ 3.56
                                               ==========   ==============       ======

     The weighted average fair values of options granted were $9.24, $10.86 and $0.39 for the years ended December 31, 1999, 2000 and 2001, respectively.

     Certain options were granted in 1998 and 1999 at exercise prices below the fair market value of the Company's stock, resulting in aggregate total compensation of $3,996,000, net of terminations and forfeitures of $1,063,000. Non-cash compensation expense with respect to these grants of $1,371,000, $1,236,000 and $1,189,000 was recorded for the years ended December 31, 1999, 2000 and 2001, respectively, with the remaining charge of approximately $200,000 at December 31, 2001 to be recognized over the remaining vesting period of approximately one year.

     Information, at date of issuance, regarding stock option grants during the years ended December 31, 2000 and 2001 are summarized as follows:

                                                                   WEIGHTED-      WEIGHTED-
                                                                    AVERAGE        AVERAGE
                                                      SHARES     EXERCISE PRICE   FAIR VALUE
                                                     ---------   --------------   ----------
2000:
Exercise price exceeds market price................         --          --             --
Exercise price equals market price.................  2,392,381       12.92          11.03
Exercise price is less than market price...........         --          --             --
2001:
Exercise price exceeds market price................    664,694        4.77           0.20
Exercise price equals market price.................  1,659,645        0.58           0.47
Exercise price is less than market price...........         --          --             --

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     The following table summarizes information about the shares outstanding and exercisable for options at December 31, 2001:

                                                      OUTSTANDING                EXERCISABLE
                                              ---------------------------   ----------------------
                                               WEIGHTED AVG.     WEIGHTED                 WEIGHTED
                                                 REMAINING       AVERAGE                  AVERAGE
                                  NUMBER      CONTRACTUAL LIFE   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING       IN YEARS        PRICE     EXERCISABLE    PRICE
------------------------        -----------   ----------------   --------   -----------   --------
$  .06 -   .06................      27,722          4.7           $  .06        27,722     $  .06
   .13 -   .18................   1,102,800          9.5              .17       102,500        .13
   .20 -   .28................      50,500          9.9              .23            --         --
   .34 -   .40................     159,694          5.6              .40       123,985        .40
   .82 -  1.19................     295,545          9.3              .89        20,810       1.19
  1.53 -  1.53................       8,163          8.4             1.53         4,354       1.53
  2.13 -  3.06................   1,343,906          7.2             2.90       833,798       2.92
  3.44 -  5.00................     742,942          9.4             4.89        38,727       4.52
  5.25 -  5.25................      14,219          7.8             5.25        14,219       5.25
  5.50 -  8.06................     565,017          8.1             6.50       213,208       6.87
  8.75 - 13.06................     281,197          8.2            10.93       128,347      10.48
 13.18 - 18.75................     604,211          7.6            15.04       317,410      15.09
 20.06 - 29.25................      64,811          7.1            23.70        23,368      23.13
 31.63 - 35.75................     200,025          8.0            31.78        52,725      31.89
                                 ---------          ---           ------     ---------     ------
$  .06 - 35.75................   5,460,752          8.3           $ 5.84     1,901,173     $ 6.63
                                 =========          ===           ======     =========     ======

COMMON STOCK RESERVED

     At December 31, 2001, the Company reserved for issuance 25,166,804 shares of its common stock as follows: (a) 5,477,095 shares pursuant to the Company's stock option plans; (b) 1,164,865 shares issuable under the Employee Stock Purchase Plan; (c) 18,195,667 shares pursuant to the 5% convertible debentures (see Note G); and (d) 329,177 shares pursuant to the escrow agreements associated with the acquisitions during 2000.

NOTE M -- RELATED PARTY TRANSACTIONS

  1. TRANSACTIONS WITH NET AND ORG

     The Company has a resale agreement with ORG to serve as their provider for Internet services and network management solutions to ORG's customer base under contractual arrangements. ORG's customers consist of (i) unrelated customers for which ORG serves as a conduit to the sales transactions between the Company and these customers and (ii) member institutions of ORG. In addition, the Company provides

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES services to ORG principally related to network operations and development. The Company's revenues from ORG's customer base and services to ORG for the following periods are:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                           1999        2000       2001
                                                          -------   ----------   -------
                                                                       (IN
                                                                    THOUSANDS)
Unrelated customers.....................................  $ 3,000    $ 3,123     $ 3,578
Member institutions.....................................    4,885      5,883       8,551
Services to ORG.........................................    2,432      4,609       2,506
                                                          -------    -------     -------
                                                          $10,317    $13,615     $14,635
                                                          =======    =======     =======

     Additionally, during the years ended December 31, 1999, 2000 and 2001, the Company charged NET and ORG approximately $400,000, $400,000 and $50,000, respectively, in management fees.

  2. CONSULTING AND SERVICE AGREEMENTS

     In October 1996, the Company entered into a consulting agreement with a director. Under this agreement, the director receives $5,000 per month in consulting fees. In addition, the director received 750,000 stock options in October 1996 with an exercise price of $.13 per share. The compensation charge pertaining to the stock options was nominal based on the fair value of the common stock at the date of grant. These stock options became fully exercisable in 1998. On December 11, 2000, the Company terminated the consulting agreement with the former director. The Company incurred consulting fees of $60,000 for each of the years ended December 31, 1999 and 2000.

     During the years ended December 31, 1999, 2000 and 2001, the Company incurred $90,000, $120,000 and $48,000, respectively, in consulting fees to one of its principal stockholders. During 1999, the Company and Broadwing, a principal stockholder, signed a Joint Marketing and Services Agreement. Under the agreement, each party can resell the services of the other party. For the years ended December 31, 1999, 2000 and 2001, the Company purchased network access services under contract from Broadwing totaling approximately $840,000, $4,800,000 and $3,022,000, respectively.

NOTE N -- INCOME TAXES

     The Company generated losses for income tax purposes of approximately $12,040,000, $41,098,000 and $34,814,000 for the years ended December 31, 1999,
2000 and 2001, respectively.

     Significant components of the Company's deferred tax assets are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1999        2000        2001
                                                       --------   ----------   --------
                                                                     (IN
                                                                  THOUSANDS)
Expenses not currently deductible....................  $    515    $  1,372    $    882
Net operating loss carryforwards.....................     9,477      25,966      39,825
Amortization of intangible and fixed assets..........       556       1,652       1,893
Deferred compensation................................       447         446         446
                                                       --------    --------    --------
Total deferred tax assets............................    10,995      29,436      43,046
Valuation allowance..................................   (10,995)    (29,436)    (43,046)
                                                       --------    --------    --------
                                                       $     --    $     --    $     --
                                                       ========    ========    ========

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

     A reconciliation between the Company's effective tax rate and the Federal income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999      2000      2001
                                                              ----      ----      ----
Statutory Federal income tax rate...........................   34%       34%       34%
Valuation allowance on net operating loss and temporary
  differences...............................................  (31)%     (29)%     (19)%
Expenses not deductible for income tax purposes.............   (3)%      (5)%     (15)%
                                                              ---       ---       ---
Effective income tax rate...................................    0%        0%        0%
                                                              ===       ===       ===

     The Company has provided a net deferred tax asset valuation allowance for net deferred tax assets since realization of these benefits cannot be reasonably assured.

     At December 31, 2001, the Company has net operating loss carryforwards of approximately $99,564,000, for income tax purposes. These net operating losses expire through year 2021. Utilization of the net operating loss arising prior to August 4, 1998 will be subject to an annual limitation due to the change in ownership on such date. Further limitations may occur in the event of significant changes in the Company's ownership. In addition, their use is limited to future earnings of the Company.

NOTE O -- RETIREMENT SAVINGS PLANS

     The Company has a defined contribution profit sharing plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. In addition to employee contributions, the Company matches a percentage of the employee's elective salary deferral into the plan. The total matching contribution expense incurred by the Company under the plan totaled approximately $688,000, $1,582,000 and $718,000 for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2000 and 2001, the Company had approximately $189,000 and $718,000, respectively, included in accounts payable for matching contributions.

NOTE P -- STOCK PURCHASE AGREEMENT

     On February 22, 2001, the Company completed a stock purchase arrangement with Crescent International Ltd., an investment fund managed by GreenLight (Switzerland) SA of Geneva, Switzerland, that provided the Company with financing ability of up to $30 million to fund operations and infrastructure requirements. The arrangement provided that Crescent will buy up to $30 million worth of AppliedTheory common stock, should the Company choose to sell.

     The Company did not anticipate selling its common stock under this agreement, and therefore, wrote-off its financing costs pursuant to the agreement of $0.3 million in June 2001. This amount was included in non-recurring charges on the consolidated statements of operations for the year ended December 31, 2001. As of October 20, 2001, the Company terminated its agreement with Crescent International Ltd.

NOTE Q -- SUBSEQUENT EVENT

     On March 13, 2002, the Company reduced its national workforce by approximately 25% as part of a restructuring initiative to better position itself for long-term sustainability and profitability amid the continued negative market conditions. In conjunction with the reduction in its employee base, the Company also closed several regional offices related to operating units that were either under-performing financially or not relevant to its managed hosting services and applications development customers. As a result of the office closures, the Company has estimated a lease termination liability of approximately $10.7 million in the first quarter of 2002 based on the future minimum lease payments. In addition, the Company is currently evaluating the impact that these actions will have on the carrying value of its goodwill and fixed assets relative to SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of AppliedTheory Corporation

     In connection with our audit of the consolidated financial statements of AppliedTheory Corporation and its subsidiaries referred to in our report dated February 15, 2002, except for Notes A and Q as to which the date is March 13, 2002, we have also audited Schedule II for each of the three years in the period ended December 31, 2001 of AppliedTheory Corporation and its subsidiaries. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
February 15, 2002,
except for Notes A and Q as to which the date is March 13, 2002

                   APPLIEDTHEORY CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS --
                                                    BALANCE AT    CHARGED TO                    BALANCE
                                                    BEGINNING     COSTS AND     DEDUCTIONS/    AT END OF
                                                    OF PERIOD      EXPENSES     (RECOVERIES)    PERIOD
                                                    ----------   ------------   ------------   ---------
                                                                       (IN THOUSANDS)
Year ended December 31, 1999:
Allowances for doubtful accounts..................       157            90             16          231
Deferred tax valuation allowance..................     5,844         5,151                      10,995


Year ended December 31, 2000:
Allowances for doubtful accounts..................       231           737            (63)       1,031
Deferred tax valuation allowance..................    10,995        18,441                      29,436


Year ended December 31, 2001:
Allowances for doubtful accounts..................     1,031         1,831         (1,389)       1,473
Deferred tax valuation allowance..................    29,436        13,610                      43,046

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our Board of Directors consists of five (5) directors, one of whom is a Class I director, two of whom are Class II directors, and two of whom are Class III directors. Our Certificate of Incorporation authorizes the Board of Directors from time to time to determine the number of its members. Vacancies in unexpired terms and any additional positions created by Board action may be filled by action of the existing Board of Directors at that time and any director who is appointed in this fashion will serve until the expiration of the term of the directors being replaced or until a successor is duly elected and qualified.

     The term of office for the current Class I director, George Sadowsky, expires at the 2003 Annual Meeting of stockholders. The terms of each of the current Class II directors, Danny E. Stroud and David Groelinger, expire at the 2004 Annual Meeting of stockholders. The terms of each of the current Class III directors, James T. Kelsey and Richard Mandelbaum, expire at the 2002 Annual Meeting of stockholders.

     Set forth below is a summary of the background and business experience of those of our directors of the Board.

     Danny E. Stroud, 48, President and Chief Executive Officer, joined AppliedTheory in July 1999 to lead our mergers and acquisitions initiatives and to enhance our management team for future growth. In October 2000, he was appointed as our President and CEO and became a Director. A telecommunications industry veteran, Mr. Stroud joined us from Veraz Ventures, Inc., a company he founded in 1998 to develop telecommunications opportunities in emerging markets. His experience included leadership roles at Verio, Nextel, OneComm, Bay Area Cellular Telephone (Cellular One) and Pacific Bell Yellow Pages. Mr. Stroud received his M.B.A. from St. Mary's College of California and his B.S. from the U.S. Military Academy at West Point.

     Dr. Richard Mandelbaum, 55, Chairman of the Board of AppliedTheory, has been with us since our start of operations in 1996. Dr. Mandelbaum is one of the four computing and communications experts who founded NYSERNet, Inc., one of our largest stockholders, in 1985. He served as Director of the Center for Advanced Technology in Telecommunications (CATT) and Professor of Computer Science at Polytechnic University from 1992 to 1996, where he helped to oversee research and development work in network management, network security, broadband networking and wireless communications, and he initiated many CATT partnerships with industry. Prior to that, he served at the University of Rochester as Vice Provost for Computing and Telecommunications, and as a Professor of Mathematics, and as a Professor of Electrical Engineering. Dr. Mandelbaum was also a member of the 1987 advisory committee to the Federal Coordinating Council on Science and Engineering Technology panel of the President's Office of Science and Technology Policy, which influenced the creation and oversight of NSFNet, the immediate precursor of today's Internet. Dr. Mandelbaum holds a Ph.D. in Mathematics from Princeton University and a B.S. in Mathematics from the Rensselaer Polytechnic Institute, and was a Member of the Princeton Institute of Advanced Studies in 1976 and 1977. Dr. Mandelbaum is currently neither a director nor member of NYSERNet, Inc. or its successors.

     Dr. George Sadowsky, 65, has been a director of AppliedTheory since September of 1996 and chairs the compensation committee of our Board of Directors. Dr. Sadowsky is currently the Executive Director of the Global Internet Policy Initiative, a joint project of the Center for Democracy and Technology and Internews. He was previously Director of Network Services and Director of Academic Computing at New York University, which he joined in 1990. From 1998 to 2001 he was the Vice President for Education of the Internet Society, and from 1995 to 1998 he was its Vice President for Conferences. He has been a member of its Board of Trustees since 1996. From 1996 to the present, Dr. Sadowsky has been a member of the Technical Advisory Panel of the InfoDev Program of the World Bank and is presently its Coordinator. He has served as a

Trustee of the Corporation for Research and Educational Networking and as a member of the Board of Directors of NYSERNet.net and NYSERNet.org. He has also served as a consultant to various institutions, including the Inter-American Development Bank, the United States Treasury Department, USAID, the United Nations, the International Science Foundation and the UNDP-Markle Global Digital Opportunity Initiative. He spent 12 years at the United Nations as a technical adviser engaged in the transfer of information technology to developing countries, and has continued to be involved in these activities. Dr. Sadowsky holds a Ph.D. and an M.A. in Economics from Yale University and an A.B. in Mathematics from Harvard University.

     James T. Kelsey, 50, has been a director of AppliedTheory since August 1998. He is a member of the compensation, audit and finance and the mergers and acquisitions committees of our Board. Mr. Kelsey is a managing partner of Grumman Hill Group LLC. Grumman Hill Group LLC is the general partner of Grumman Hill Investments III, L.P., one of our largest stockholders. Mr. Kelsey has been with Grumman Hill Group since its inception in 1985, dealing with private equity investments and mergers and acquisitions. From 1993 to 1996, Mr. Kelsey served as Managing Director of the Corporate Finance practice at PricewaterhouseCoopers LLP (f/k/a/ Price Waterhouse), where he provided sales, acquisition, financing and other corporate finance advice to many large multinational and middle market U.S. companies. Mr. Kelsey holds an M.S. in Accounting from the Stern School of Business at New York University and a B.A. in Economics from Princeton University.

     David Groelinger, 51, has been a director of AppliedTheory since October 2000. He chairs the audit and finance committee of our Board of Directors. Since 1996, Mr. Groelinger has been the Executive Vice President and until July 2001, the Chief Financial Officer of Varsity Brands Inc. (formally named Riddell Sports, Inc.), a major manufacturer and distributor of school spirit products and services for schools and youth organizations. From 1994 to 1995, he was a member of the Board of Directors and Executive Vice President and Chief Financial Officer of Regency Holdings (Cayman), Inc., which owned and operated a major international cruise line. Prior to 1994, Mr. Groelinger served in various senior financial capacities during twelve years at Chiquita Brands, Inc. Mr. Groelinger holds an M.B.A. from Hofstra University and a B.A. from the University of Miami (Florida).

     Set forth below is a summary of the background and business experience of those of our executive officers who are not also directors.

     Angelo A. Gencarelli III, 42, Senior Vice President and Chief Financial Officer, has been with us since 1996. Mr. Gencarelli presently manages all treasury, financial and accounting functions for us. Mr. Gencarelli was previously the company's Senior Vice President of Operations prior to his appointment to Chief Financial Officer on March 9, 2001. Mr. Gencarelli was previously a Senior Audit Manager with Dannible & McKee, LLP. Prior to that, he was Chief Financial Officer for Bess Eaton Donut Flour Company, Inc. He also served as a Senior Audit Manager with Ernst & Young, where he gained extensive experience with SEC accounting and reporting regulations. He received his undergraduate degree Magna Cum Laude from LeMoyne College, and is a New York State Certified Public Accountant.

     Denis J. Martin, 44, Senior Vice President, Products and Services, has been with us since the start of our operations in 1996. Mr. Martin joined NYSERNet, Inc. in 1993 where he served as Director of Government Services and Director of Info-Services. At AppliedTheory, he is responsible for product management and our national Internet services organization. He has extensive experience in managed services, software development and systems integration. From 1986 to 1993, Mr. Martin worked in the technology division of the New York State Department of Education. He also served as a consultant to state and federal agencies to develop network and application programs. Mr. Martin received an M.S. from Polytechnic University and a B.A. from Clark University.

     Edward J. Siciliano, 39, Senior Vice President, Sales & Marketing, joined AppliedTheory in 1997. Mr. Siciliano leads our sales organization operating in major cities across the United States. He is also responsible for coordinating marketing and strategic efforts that support the sales organization. Prior to joining AppliedTheory, Mr. Siciliano gained a wealth of major account sales management experience at Xerox

Corporation where he held a variety of positions and gained vertical market experience in publishing, entertainment, and finance during his 12 years there. He holds a B.S. in Marketing from Rutgers University.

     Robert F. Mechur, 57, Senior Vice President and General Counsel, joined AppliedTheory in May 2000 to work with our legal and management teams. Prior to joining AppliedTheory, Mr. Mechur worked with Underberg & Kessler LLP, where he was an associate from 1972 to 1976 and a partner from 1977 to 1984. Mr. Mechur worked with Omnicad Corporation from 1984 to 1987, where he served as President, Vice President of Finance and Administration, and Vice President of Corporate Operations. Mr. Mechur returned to Underberg & Kessler LLP as a partner from 1988 to 2000, and was Managing Partner from 1991 to 1994. Mr. Mechur began his career with Milbank, Tweed, Hadley & McCloy, where he worked from 1968 to 1971. He currently lectures on business and technology at the University of Rochester's Simon School. Mr. Mechur received his A.B. from Cornell University and his J.D., Cum Laude, from Syracuse University.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation we paid for the last three fiscal years to our Chief Executive Officer, our four other most highly compensated executive officers (other than the Chief Executive Officer) and two additional highly compensated individuals, all of whom shall collectively be referred to as the "Named Executive Officers".

                                                                                     LONG-TERM
                                                   ANNUAL COMPENSATION(1)           COMPENSATION
                                                -----------------------------   --------------------
                                                                                SECURITIES    OTHER
                                                                                UNDERLYING   ANNUAL
                                                FISCAL                           OPTIONS      COMP.
NAME AND PRINCIPAL POSITION                      YEAR    SALARY($)   BONUS($)      (#)       ($)(2)
---------------------------                     ------   ---------   --------   ----------   -------
Danny E. Stroud...............................   2001     249,234    100,000     450,000         810
  President and Chief                            2000     194,242     16,615     325,000      10,199
  Executive Officer                              1999      67,731         --      60,000       4,338

Angelo A. Gencarelli III......................   2001     168,549     49,000     267,913         411
  Senior Vice President and                      2000     152,937         --      95,126       8,854
  Chief Financial Officer                        1999     116,731     31,250       4,800       6,099

Denis J. Martin...............................   2001     169,695     49,000     347,880         420
  Senior Vice President,                         2000     178,494         --      98,750      10,020
  Products and Services                          1999     199,055    223,177       4,800      10,020

Edward J. Siciliano...........................   2001     168,660     15,000     258,818         360
  Senior Vice President,                         2000     180,156         --      83,062      83,844(3)
  Sales & Marketing                              1999     181,620         --          --       8,611

Robert F. Mechur..............................   2001     166,195     40,000     203,196       1,767
  Senior Vice President                          2000      86,255     11,250      55,000       6,506
  and General Counsel                            1999          --         --          --          --

Richard Mandelbaum............................   2001     290,088     72,000     136,887       2,322
  Chairman of the Board and                      2000     294,425         --      75,000      10,566
  Former Chief Executive Officer                 1999     271,946    207,500      20,400      11,091

Lawrence B. Helft.............................   2001     232,693         --          --       2,337
  Former President and Chief                     2000     235,500         --          --      12,429
  Operating Officer                              1999     220,504    110,000     196,500      11,474

---------------

(1) Except as indicated, no executive named in the above table received Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of salary and bonus reported for him or her in the two preceding columns.

(2) The Other Annual Compensation for the year ended December 31, 2001 that is reported above includes imputed income for group term life insurance. The Other Annual Compensation for the years ended December 31, 2000 and 1999 that is reported above, with the exception of the of the compensation noted in "(3)", includes matching contributions under the AppliedTheory 401(k) Profit Sharing Plan and imputed income for group term life insurance.

(3) Includes $74,520 in commissions earned for sales in the year indicated.

                          OPTION GRANTS IN FISCAL 2001

     The following table sets forth information relating to grants of stock options we made during fiscal year 2001 to the Named Executive Officers under our 1999 Stock Option Plan.

                                       NUMBER OF          % OF TOTAL      EXERCISE                  GRANT
                                       SECURITIES       OPTIONS GRANTED   PRICE PER                  DATE
                                   UNDERLYING OPTIONS   TO EMPLOYEES IN     SHARE     EXPIRATION   PRESENT
NAME AND POSITION                     GRANTED (#)         FISCAL YEAR     ($/SH)(1)      DATE      VALUE(2)
-----------------                  ------------------   ---------------   ---------   ----------   --------
Danny E. Stroud..................         75,000(3)           3.23%         2.93       8/26/08     173,299
  President and Chief                     75,000(3)           3.23%         5.00       8/26/08     295,732
  Executive Officer                      300,000(4)          12.91%         0.17       12/1/11      40,220
Angelo A. Gencarelli III.........         92,913(3)           4.00%         5.00       8/26/08     366,364
  Senior Vice President and Chief        175,000(4)           7.53%         0.17       12/1/11      23,461
  Financial Officer
Denis J. Martin..................        172,880(3)           7.44%         5.00       8/26/08     681,682
  Senior Vice President,                 175,000(4)           7.53%         0.17       12/1/11      23,461
  Products and Services
Edward J. Siciliano..............         83,818(3)           3.61%         5.00       8/26/08     330,502
  Senior Vice President,                 175,000(4)           7.53%         0.17       12/1/11      23,461
  Sales and Marketing
Robert F. Mechur.................         28,196(3)           1.21%         5.00       8/26/08     111,179
  Senior Vice President                  175,000(4)           7.53%         0.17       12/1/11      23,461
  and General Counsel
Richard Mandelbaum...............        136,887(3)           5.89%         5.00       8/26/08     539,758
  Chairman of the Board and
     Former Chief Executive
     Officer
Lawrence B. Helft................             --                --            --            --          --
  Former President and Chief
     Operating Officer

---------------

(1) The exercise price was equal or greater than the closing price of our common stock on the date of grant. These options generally expire ten years after grant.

(2) The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model. The following weighted-average assumptions were used to estimate the value of options: a 4 year expected life of the options; a dividend yield of 0%; expected volatility of 1.20; and a risk-free rate of return of 4.18%.

(3) These options vest upon a change of control and termination of employment under certain circumstances within 2 years of the change of control.

(4) These options fully vest on 6/1/02 or upon a change of control.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2001
                           AND FISCAL YEAR END VALUES

     The following table sets forth the number of shares covered by stock options held by the Named Executive Officers at December 31, 2001, and also shows the value of "in-the-money" options (market price of AppliedTheory's stock less the exercise price) at that date. Except as listed in the table, no other Named Executive Officer exercised any AppliedTheory stock options or beneficially owned unexercised AppliedTheory stock options.

                                                                                                  VALUE OF UNEXERCISED
                                                                    SECURITIES UNDERLYING         IN-THE-MONEY OPTIONS
                                          SHARES       VALUE             OPTIONS ($)           AT FISCAL YEAR END ($) (2)
                                         ACQUIRED     REALIZED   ---------------------------   ---------------------------
NAME AND POSITION                       ON EXERCISE    ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------                       -----------   --------   -----------   -------------   -----------   -------------
Danny E. Stroud.......................        --           --      115,000        720,000             --             --
  President and Chief
  Executive Officer
Angelo A. Gencarelli III..............     9,937       19,697       96,081        364,195             --             --
  Senior Vice President and
  Chief Financial Officer
Denis J. Martin.......................        --           --      102,612        489,443             --             --
  Senior Vice President,
  Products and Services
Edward J. Siciliano...................        --           --       98,951        338,647             --             --
  Senior Vice President,
  Sales and Marketing
Robert F. Mechur......................        --           --       13,750        244,446             --             --
  Senior Vice President
  and General Counsel
Richard Mandelbaum....................        --           --      116,363        240,711             --             --
  Chairman of the Board
  and Former Chief
  Executive Officer
Lawrence B. Helft.....................        --           --      432,409        240,002             --             --
  Former President and
  Chief Operating Officer

---------------

(1) The value realized equals the difference between the option exercise price and the closing price (or fair value if before our initial public offering on April 30, 1999) of our common stock on the date of exercise, multiplied by the number of shares to which the exercise relates, and does not necessarily indicate that the optionee sold such stock.

(2) The value is based on the difference between the option exercise price and the closing price of our common stock on December 31, 2001 of $0.16 per share. The above valuations may not reflect the actual value of unexercised options, as the value of unexercised options will fluctuate with market activity.

DIRECTOR COMPENSATION

     We do not pay non-employee directors an annual retainer to serve on our Board of Directors or a fee for each meeting attended. However, all directors are reimbursed for expenses incurred in connection with their attendance at meetings. We have also established the 1999 Stock Option Plan, pursuant to which each member of our Board of Directors who is not one of our employees and who is elected or continues as a member of our Board of Directors may receive options to purchase our common stock. Our Board of Directors has determined that each director who satisfies the foregoing requirements is entitled to receive options to purchase shares of our common stock at an exercise price equal to fair market value at the time of grant. On January 18, 2001, each of our non-employee directors was awarded options to purchase 20,000 shares of our common stock at $2.88 for services rendered in fiscal 2001. These stock options vest in four equal annual installments commencing on April 1, 2001. On February 7, 2002, these same directors each received an additional award of 20,000 stock options exercisable at $0.13 per share for fiscal 2002. These options vest in six equal monthly installments beginning March 7, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth at March 22, 2002, certain information regarding the beneficial ownership of our common stock held by (i) each person known by us to own beneficially more than five percent of the outstanding common stock, (ii) each of our directors and director nominees, (iii) our Chief Executive Officer, our four most highly compensated executive officers at the end of 2001, and Lawrence B. Helft, who served as an executive officer until October 2000 and would have been one of our four most highly compensated executive officers had he been an executive officer at the end of 2001, and (iv) all of our directors and executive officers as a group:

                                                               AMOUNT AND
                                                                NATURE OF
                                                               BENEFICIAL     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP (1)   OF CLASS
------------------------------------                          -------------   --------
NYSERNet.net, Inc. (2)......................................    4,719,300      14.92%
Grumman Hill Investments III L.P. (3).......................    2,918,567       9.23%
James G. Couch (4)..........................................    1,690,927       5.35%
NON-EMPLOYEE DIRECTORS:
David Groelinger (5)........................................       31,349           *
James T. Kelsey (6).........................................    2,984,816       9.44%
George Sadowsky (7).........................................       91,839           *
NAMED EXECUTIVE OFFICERS:
Danny E. Stroud (8).........................................      126,122           *
Angelo A. Gencarelli III (9)................................      146,331           *
Denis J. Martin (10)........................................      423,113       1.34%
Edward J. Siciliano (11)....................................      105,689           *
Robert F. Mechur (12).......................................       14,750           *
Richard Mandelbaum (13).....................................    1,510,990       4.78%
Lawrence B. Helft (14)......................................      588,786       1.86%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (10
  PERSONS)(15)..............................................    6,023,685      19.05%

---------------

  *  Less than one percent.

 (1) Calculated according to Rule 13d-3(d) of the Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of the options, warrants, rights or conversion privileges, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. As of March 22, 2002 we had 31,624,691 shares of common stock outstanding.

 (2) 100 Elwood Davis Rd, Syracuse, NY 13212.

 (3) 191 Elm Street, New Canaan, CT 06840. Grumman Hill Investments III, LP is a private equity fund advised by Grumman Hill Group LLC. Grumman Hill Group LLC is the general partner of Grumman Hill Investments III, L.P.

 (4) Box 8343, Incline Village, NV 89452-1964.

 (5) 1450 Broadway, Suite 2001, New York, NY 10018. Includes exercisable options to purchase 24,270 shares of our common stock and additional options to purchase 6,979 shares of our common stock that are exercisable within 60 days.

 (6) c/o Grumman Hill Group LLC, 191 Elm Street, New Canaan, CT 06840. Includes 2,918,567 shares of common stock owned by Grumman Hill Investments III, L.P. Mr. Kelsey is a managing partner of the general partner of Grumman Hill Investments III, L.P. Mr. Kelsey disclaims beneficial ownership of all shares owned by Grumman Hill Investments III, L.P. Also includes exercisable options to purchase

     59,270 shares of our common stock and additional options to purchase 6,979 shares of our common stock that are exercisable within 60 days.

 (7) 64 Sweet Briar Rd., Stamford, CT 06905-1514. Includes exercisable options to purchase 49,270 shares of our common stock and additional options to purchase 6,979 shares of our common stock that are exercisable within 60 days.

 (8) Includes exercisable options to purchase 120,000 shares of our common stock.

 (9) Includes exercisable options to purchase 101,018 shares of our common stock.

(10) Includes exercisable options to purchase 105,112 shares of our common stock and additional options to purchase 33,750 shares of our common stock that are exercisable within 60 days.

(11) Includes exercisable options to purchase 102,108 shares of our common stock.

(12) Includes exercisable options to purchase 13,750 shares of our common stock.

(13) Includes 750,000 shares of common stock held by Ms. Paulette Mandelbaum as trustee for the "Mandelbaum Descendants' Trust" and as to which Dr. Mandelbaum disclaims beneficial ownership. Includes exercisable options to purchase 135,113 shares of our common stock and additional options to purchase 34,078 shares of our common stock that are exercisable within 60 days.

(14) Includes exercisable options to purchase 432,409 shares of our common stock and additional options to purchase 115,912 shares of our common stock that are exercisable within 60 days.

(15) Includes exercisable options to purchase 1,142,320 shares of our common stock and additional options to purchase 204,677 shares that are exercisable within 60 days. Also includes 2,918,567 shares of our common stock owned by Grumman Hill Investments III, L.P. that are deemed to be beneficially owned by one of our directors by virtue of his relationship with this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENTS

     AppliedTheory has entered into employment agreements with its executive officers. The agreements contain provisions allowing the executives to borrow money from the Company for the exercise of stock options and provide for the continued payment of salary upon termination following a change in control transaction.

INDEMNIFICATION AGREEMENTS

     AppliedTheory has entered into indemnification agreements with each of our directors, named executive officers and with certain other officers and senior managers. These agreements provide that we shall indemnify and hold harmless each indemnitee from liabilities incurred as a result of such indemnitee's status as a director, officer or employee of AppliedTheory, subject to certain limitations.

CERTAIN TRANSACTIONS

     Grumman Hill Consulting Arrangement

     The Company had an arrangement through which Grumman Hill served in a consulting and advisory capacity to our management. In accordance with this arrangement, Grumman Hill, including Mr. Kelsey, rendered consulting services and management advice to us particularly regarding raising corporate financing. We paid consulting fees of $48,000 during the year ended December 31, 2001 to Grumman Hill under this arrangement. This agreement was terminated in July 2001.

     Resale Agreement with NYSERNet.org

     In October 1996, we entered into a resale agreement with NYSERNet.org to provide it with Internet access products and services which it resells to governmental, educational, scientific and other not-for-profit organizations within the State of New York. We sell products and services to NYSERNet.org which are priced using our standard price list less appropriate discounts, and are sold by us on terms and conditions, similar to those granted to third party customers. The resale agreement also calls for us to form a joint marketing plan with NYSERNet.org for the products and services covered by the agreement and for us to provide NYSERNet.org with sales support and assistance. Products and services sold to NYSERNet.org for the year ended December 31, 2001 amounted to $14.6 million, representing 19% of our revenue for the period. The resale agreement extends until October 2005 and is terminable upon the insolvency of a party, an attempted unauthorized assignment by a party, a failure to make any payment due under the agreement not remedied within 30 days or a failure to remedy any breach of the terms of the agreement within 30 days of receiving notice of the breach.

     Resource Sharing Agreement with NYSERNet.org and NYSERNet.net

     In October 1996, we entered into a resource sharing agreement with NYSERNet.org and NYSERNet.net. Under the agreement, we provide NYSERNet.org and NYSERNet.net with administrative services, use of equipment and use of our employees to the extent they are available. The agreement also provides for NYSERNet.org's and NYSERNet.net's use of computer equipment, furniture and supplies in the operation of its business and payment to us of a pro rata share of the fair rental value of the equipment plus the cost of maintaining the equipment. A number of our employees are also subject to the agreement, with some employees on the shared premises at various times providing services to NYSERNet.org and NYSERNet.net. NYSERNet.org and NYSERNet.net pay a pro rata share of the employees' salary and benefits. Resources we provided to NYSERNet.org and NYSERNet.net under the resource sharing agreement for the year ended December 31, 2001 amounted to approximately $50,000. This agreement terminated in February 2001.

     Related Party Transactions

     As of March 22, 2002, NYSERNet.net and Grumman Hill are the respective holders of approximately 15% and 9% of our common shares. Approximately 19% of our revenues in 2001 were generated from sales to NYSERNet.org. In addition, we may from time to time enter into other transactions with NYSERNet.net and NYSERNet.org including transactions on a vendor/vendee basis. We also provide accounting, financial and other services to NYSERNet.net and NYSERNet.org. One of our directors, Mr. Kelsey, is a managing partner of Grumman Hill. As a result of these relationships, conflicts of interest may arise among some of our directors, executive officers and stockholders. We have independent directors, auditors and counsel separate from NYSERNet.net and NYSERNet.org and believe that we maintain adequate procedures to protect us in related party transactions.

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

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   43
  Consolidated Balance Sheets -- December 31, 2000 and
     2001...................................................   44
  Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 2000 and 2001.......................   45
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) for the Years Ended
     December 31, 1999, 2000 and 2001.......................   46
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 2000 and 2001.......................   47
  Notes to Consolidated Financial Statements................   49
Report of Independent Certified Public Accountants on
  Schedule..................................................   68
  Schedule II -- Valuation and Qualifying Accounts..........   69

2. FINANCIAL STATEMENT SCHEDULES

     All financial statements schedules required to be filed in Part IV, Item 14(a) have been omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3. EXHIBITS

     [See Exhibit Index on page 80]

(b) Reports on Form 8-K

     No filings on Form 8-K were submitted during the fourth quarter 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIEDTHEORY CORPORATION

                                          Date: April 16, 2002
                                          by:      /s/ DANNY E. STROUD
                                            ------------------------------------
                                                      Danny E. Stroud
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 16, 2002                                        /s/ DANNY E. STROUD
                                               ----------------------------------------------
                                                              Danny E. Stroud
                                                   President and Chief Executive Officer
                                                       (Principal Executive Officer)


Date: April 16, 2002                                    /s/ ANGELO A. GENCARELLI III
                                               ----------------------------------------------
                                                          Angelo A. Gencarelli III
                                               Sr. Vice President and Chief Financial Officer
                                                (Principal Financial and Accounting Officer)


Date: April 16, 2002                                       /s/ RICHARD MANDELBAUM
                                               ----------------------------------------------
                                                             Richard Mandelbaum
                                                     Director and Chairman of the Board


Date: April 16, 2002                                        /s/ DAVID GROELINGER
                                               ----------------------------------------------
                                                              David Groelinger
                                                                  Director


Date: April 16, 2002                                        /s/ JAMES T. KELSEY
                                               ----------------------------------------------
                                                              James T. Kelsey
                                                                  Director


Date: April 16, 2002                                        /s/ GEORGE SADOWSKY
                                               ----------------------------------------------
                                                              George Sadowsky
                                                                  Director

                                 EXHIBIT INDEX

     (a.) Exhibits.

     The following Exhibits are filed or incorporated by reference herein:

EXHIBIT
NUMBER    DESCRIPTION                                  LOCATION / PAGE #
-------   -----------                                  -----------------
 2.01     Form of Agreement and Plan of Merger         Incorporated by reference from Form S-1
          between AppliedTheory Corporation and
          AppliedTheory Communications, Inc.
 2.1      Agreement and Plan of Merger, dated          Incorporated by reference from Exhibit
          December 3, 1999, by and among               2.1 of current report on Form 8-K filed
          AppliedTheory Corporation, AppliedTheory     January 20, 2000
          Reef Acquisition Corp., CRL Network
          Services, Inc., a Delaware Corporation,
          and James G. Couch.
 2.2      Escrow Agreement, dated January 5, 2000,     Incorporated by reference from Exhibit
          by and among, AppliedTheory Corporation,     2.2 of current report on Form 8-K filed
          AppliedTheory Reef Acquisition Corp.,        January 20, 2000
          [the Escrow Agent], and James G. Couch.
 2.3      Put Option Agreement dated January 5,        Incorporated by reference from Exhibit
          2000, by and between, AppliedTheory          2.3 of current report on Form 8-K filed
          Corporation, James G. Couch and other        January 20, 2000
          holders of capital stock of CRL Network
          Services, Inc.
 2.4      Registration Rights Agreement dated          Incorporated by reference from Exhibit
          January 5, 2000, by and between              2.4 of current report on Form 8-K filed
          AppliedTheory Corporation, James G. Couch    January 20, 2000
          and any other holders of registerable
          stock of CRL Network Services, Inc. who
          may join the agreement.
 2.5      Tax Escrow Agreement dated January 5,        Incorporated by reference from Exhibit
          2000, by and among AppliedTheory             2.5 of current report on Form 8-K filed
          Corporation, AppliedTheory Reef              January 20, 2000
          Acquisition Corp., CRL Network Services,
          Inc. and United States Trust Company of
          New York.
 2.6      Audited Financial Statements of              Incorporated by reference from Exhibit
          AppliedTheory Corporation as of December     2.5 of current report on Form 8-K/A filed
          31, 1998 and 1999 and for the three years    March 20, 2000
          ended December 31, 1999.
 2.7      Stock Purchase Agreement, dated June 22,     Incorporated by reference from Exhibit
          1999, by and among AppliedTheory             99.1 of current report on Form 8-K filed
          Corporation, a Delaware corporation,         June 22, 1999
          Grumman Hill Investments III, L.P., a
          Delaware limited partnership, Planning
          Technologies, Inc., a Georgia
          corporation, Arturo Sanchez, Ronald G.
          Spencer and Peter Korman.
 2.8      Merger Agreement, dated May 15, 2000, by     Incorporated by reference from Exhibit
          and among AppliedTheory Corporation, a       2.7 of current report on Form 8-K filed
          Delaware corporation; AppliedTheory          June 1, 2000
          Seattle Corporation, a Delaware
          Corporation; The Cordada Group, Inc., a
          Washington Corporation; and Robert J.
          Margulis.

EXHIBIT
NUMBER    DESCRIPTION                                  LOCATION / PAGE #
-------   -----------                                  -----------------
 2.9      Escrow Agreement, dated May 23, 2000, by     Incorporated by reference from Exhibit
          and among, AppliedTheory Corporation,        2.8 of current report on Form 8-K filed
          AppliedTheory Seattle Corporation, and       June 1, 2000
          Robert J. Margulis.
 2.10     Registration Rights Agreement dated May      Incorporated by reference from Exhibit
          23, 2000, by and between AppliedTheory       2.9 of current report on Form 8-K filed
          Corporation, Robert J. Margulis.             June 1, 2000
 2.11     Merger Agreement, dated June 10, 2000, by    Incorporated by reference from Exhibit
          and among AppliedTheory Corporation, a       2.15 of current report on Form 8-K filed
          Delaware corporation; AppliedTheory TT       July 14, 2000
          Acquisition Corp., a Texas Corporation;
          Team Tech International, Inc., a Texas
          Corporation; Art Borrego, Roger Lewis and
          Tim Blackwood.
 2.12     Escrow Agreement, dated June 29, 2000, by    Incorporated by reference from Exhibit
          and among, AppliedTheory Corporation,        2.16 of current report on Form 8-K filed
          AppliedTheory TT Acquisition Corp., Art      July 14, 2000
          Borrego, Roger Lewis and Tim Blackwood.
 2.13     Registration Rights Agreement dated June     Incorporated by reference from Exhibit
          29, 2000, by and between AppliedTheory       2.17 of current report on Form 8-K filed
          Corporation, Team Tech, Wells Fargo          July 14, 2000
          Investment Management & Trust, Art
          Borrego, Roger Lewis and Tim Blackwood.
 2.14     Agreement and Plan of Merger by and among    Incorporated by reference from Exhibit
          AppliedTheory Corporation, AppliedTheory     2.1 of registration statement on Form S-3
          Colorado Acquisition Corporation, Tabor      filed May 18, 2001
          Interactive, Inc. dated November 7, 2000.
 2.15     Registration Rights Agreement by and         Incorporated by reference from Exhibit
          among AppliedTheory Corporation and the      2.2 of registration statement on Form S-3
          Shareholders of Tabor Interactive, Inc.      filed May 18, 2001
          dated November 7, 2000.
 3.01     Certificate of Incorporation of the          Incorporated by reference from Form S-1
          Registrant.
 3.02     Bylaws of the Registrant.                    Incorporated by reference from Form S-1
 4.01     Specimen of Certificate for Common Stock     Incorporated by reference from Form S-1
          of the Registrant.
10.01     Stock Purchase Agreement by and among IXC    Incorporated by reference from Form S-1
          Internet Services, Inc., Grumman Hill
          Investments III, L.P., AppliedTheory
          Communications, Inc., NYSERNet.net, Inc.,
          Richard Mandelbaum, David Buckel, James
          Luckett, Denis Martin and Mark Oros,
          dated August 4, 1998.
10.02     1996 Incentive Stock Option Plan.            Incorporated by reference from Form S-1
10.03     Form of Option Agreements among the          Incorporated by reference from Form S-1
          Registrant, IXC Internet Services, Inc.
          and Grumman Hill Investments III, L.P.
          and John Pendray, Robert Riley, Bill
          Owens, Jacqueline A. Owens, Patrick
          McManus, Stephen Kankus, Barbara J.
          DeMong, David Buckel, Charles Brauch,
          Marc Bortniker, Shelley Harrison, James
          Luckett, Richard Mandelbaum, Denis
          Martin, Mark Oros, George Sadowsky and
          Yechiam Yemini, each dated August 4,
          1998.

EXHIBIT
NUMBER    DESCRIPTION                                  LOCATION / PAGE #
-------   -----------                                  -----------------
10.04     Non Statutory Stock Option Contract with     Incorporated by reference from Form S-1
          Shelley Harrison.
10.05     Agreement of Lease between 55 Broad          Incorporated by reference from Form S-1
          Street Company and AppliedTheory
          Communications, Inc. (as successor to
          NYSERNet, Inc.), dated May 1, 1996.
10.06     Agreement of Lease between Cuttermill        Incorporated by reference from Form S-1
          Realty Co. and AppliedTheory
          Communications, Inc. and NYSERNet.org,
          Inc. (together as successors to NYSERNet,
          Inc.), dated July 1, 1996.
10.07     Lease Agreement between Elwood Davis Road    Incorporated by reference from Form S-1
          Company and AppliedTheory Communications,
          Inc. (as successor to NYSERNet, Inc.),
          dated November 1995.
10.08     Form of Employment and Non-Competition       Incorporated by reference from Form S-1
          Agreement between AppliedTheory
          Communications, Inc. and Richard
          Mandelbaum, Lawrence B. Helft, James
          Luckett, Mark Oros, Denis Martin, David
          Buckel, Robert F. Mechur, Angelo A.
          Gencarelli III, Edward J. Siciliano, and
          Danny E. Stroud.
10.09     Agreement between AppliedTheory              Incorporated by reference from Form S-1
          Communications, Inc. (as successor to
          NYSERNet, Inc.) and Sprint Communications
          Co., L.P., dated August 11, 1994.
10.10     Consulting Agreement between                 Incorporated by reference from Form S-1
          AppliedTheory Communications, Inc. and
          Shelley A. Harrison, dated October 5,
          1996.
10.11     Form of Indemnification Agreement between    Incorporated by reference from Form S-1
          AppliedTheory Corporation and certain
          directors.
10.12     Note with David A. Buckel, dated July 30,    Incorporated by reference from Form S-1
          1998.
10.13     Note with James D. Luckett, dated July       Incorporated by reference from Form S-1
          30, 1998.
10.14     Assignment, Software Development and         Incorporated by reference from Form S-1
          License Agreement Between NYSERNet.org,
          Inc. and AppliedTheory Communications,
          Inc., dated October 1, 1996.
10.15     Joint Marketing and Services Agreement       Incorporated by reference from Form S-1
          between AppliedTheory Communications,
          Inc. and IXC Internet Services, Inc.,
          dated January 26, 1999.
10.16     Resale Agreement between AppliedTheory       Incorporated by reference from Form S-1
          Communications, Inc. (as successor to
          NYSERNet.com, Inc.), and NYSERNet.org,
          Inc., dated October 1, 1996.
10.17     Resource Sharing Agreement between           Incorporated by reference from Form S-1
          AppliedTheory Communications, Inc. (as
          successor to NYSERNet.com, Inc.)and
          NYSERNet.org, Inc., dated October 1,
          1996.

EXHIBIT
NUMBER    DESCRIPTION                                  LOCATION / PAGE #
-------   -----------                                  -----------------
10.18     Agreement between AppliedTheory              Incorporated by reference from Form S-1
          Communications, Inc. (as Successor to
          NYSERNet, Inc.) and the New York State
          Department of Labor, dated September 27,
          1994.
10.19     Promissory Note between AppliedTheory        Incorporated by reference from Form S-1
          Communications, Inc. and NYSERNet.net,
          Inc., dated January 27, 1999.
10.20     Revolving Note Agreement between Fleet       Incorporated by reference from Form S-1
          National Bank and AppliedTheory
          Communications, Inc., dated January 20,
          1998.
10.21     1999 Employee Stock Purchase Plan.           Incorporated by reference from Form S-1
10.22     1999 Stock Option Plan.                      Incorporated by reference from Form S-1
10.23     Form of Preferred Stock Purchase             Incorporated by reference from Form S-1
          Agreement by and between AppliedTheory
          Corporation and NYSERNet.net, Inc.
10.24     Registration Rights Agreement by and         Incorporated by reference from Exhibit
          among IXC Internet Services, Inc.,           4.02 of Form S-1
          Grumman Hill Investments III, L.P.,
          AppliedTheory Communications, Inc.,
          NYSERNet.net, Inc., Richard Mandelbaum,
          James D. Luckett, Denis J. Martin, Mark
          A. Oros, David A. Buckel and Shelley A.
          Harrison, dated July 10, 1998.
10.25     Request for Service between AppliedTheory    Incorporated by reference from Exhibit
          Communications, Inc. (as successor to        10.24 of Form S-1/A located under
          NYSERNet, Inc.) and Bell Atlantic Corp.      Securities and Exchange Commission File
          (as successor to New York Telephone          No. 333-72133
          Company).
10.26     Master Service Agreement between             Incorporated by reference from Exhibit
          AppliedTheory Corporation and                10.1 of June 1999 quarterly report on
          NYSERNet.org, Inc. dated June 14, 1999.      Form 10-Q
10.27     Amendment No. 6 to Agreement between         Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New        10.2 of June 1999 quarterly report on
          York State Department of Labor, dated        Form 10-Q
          August 11, 1998.
10.28     Amendment No. 7 to Agreement between         Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New        10.3 of June 1999 quarterly report on
          York State Department of Labor, dated        Form 10-Q
          July 1, 1999.
10.29     Sublease Agreement between AppliedTheory     Incorporated by reference from Exhibit
          Corporation and Time Square Studios Ltd.,    10.4 of June 1999 quarterly report on
          dated July 20, 1999                          Form 10-Q
10.30     Amendment No. 8 to Agreement between         Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New        10.1 of September 1999 quarterly report
          York State Department of Labor, dated        on Form 10-Q
          August 17, 1999.
10.31     Lease Agreement between 224 Harrison         Incorporated by reference from Exhibit
          Associates, LLC and AppliedTheory            10.2 of September 1999 quarterly report
          Corporation, dated September 17, 1999.       on Form 10-Q
10.32     Lease Agreement between Hayward Point        Incorporated by reference from Exhibit
          Eden I Limited Partnership and               10.3 of September 1999 quarterly report
          AppliedTheory Corporation, dated             on Form 10-Q
          September 3, 1999.

EXHIBIT
NUMBER    DESCRIPTION                                  LOCATION / PAGE #
-------   -----------                                  -----------------
10.33     Agreement between Sprint Communications      Incorporated by reference from Exhibit
          Company LP and AppliedTheory Corporation     10.35 of 1999 annual report on Form 10-K
          dated November 1, 1999
10.34     Agreement between and AT&T Corp. and         Incorporated by reference from Exhibit
          AppliedTheory Corporation dated November     10.36 of 1999 annual report on Form 10-K
          8, 1999.
10.35     Master building space license agreement      Incorporated by reference from Exhibit
          between AppliedTheory Corporation and        10.37 of 1999 annual report on Form 10-K
          AT&T Corp. dated July 2, 1999.
10.36     Lease agreement between Merritt-CCP III,     Incorporated by reference from Exhibit
          LLC and AppliedTheory Corporation dated      10.38 of 1999 annual report on Form 10-K
          July 19, 1999
10.37     Amendment No. 9 to Agreement between         Incorporated by reference from Exhibit
          AppliedTheory Corporation and the New        10.43 of March 2000 quarterly report on
          York State Department of Labor, dated        Form 10-Q
          December 6, 1999.
10.38     Lease Agreement between BNY Leasing Edge     Incorporated by reference from Exhibit
          Corporation and AppliedTheory Corporation    10.44 of March 2000 quarterly report on
          dated September 8, 1999.                     Form 10-Q
10.39     Lease Agreement between National Leasing,    Incorporated by reference from Exhibit
          Inc. and AppliedTheory Corporation dated     10.45 of March 2000 quarterly report on
          January 18, 2000.                            From 10-Q
10.40     Lease Agreement between Compaq Financial     Incorporated by reference from Exhibit
          Services and AppliedTheory Corporation       10.46 of March 2000 quarterly report on
          dated November 1, 1999.                      Form 10-Q
10.41     Amendment No. 1 to Resale Agreement          Incorporated by reference from Exhibit
          between AppliedTheory Corporation and        10.47 of March 2000 quarterly report on
          NYSERNet.org, Inc. dated April 18, 2000.     Form 10-Q
10.42     Amendment No. 1 to Resource Sharing          Incorporated by reference from Exhibit
          Agreement between AppliedTheory              10.48 of March 2000 quarterly report on
          Corporation and NYSERNet.org, Inc. dated     Form 10-Q
          April 7, 2000.
10.43     Purchase Agreement, dated June 5, 2000,      Incorporated by reference from Exhibit
          by and among AppliedTheory Corporation, a    2.10 of current report on Form 8-K filed,
          Delaware corporation, and Halifax Fund       June 20, 2000
          L.P., Palladin Partners I, L.P., Palladin
          Overseas Fund Ltd., The Gleneagles Fund
          Company, Lancer Securities (Cayman) Ltd.,
          Elliott Associates, L.P. and Westgate
          International, L.P.
10.44     Form of 5% Convertible Debenture due June    Incorporated by reference from Exhibit
          5, 2003, dated June 5, 2000, as issued to    2.11 of current report on Form 8-K filed,
          the purchasers thereof.                      June 20, 2000
10.45     Form of Common Stock Purchase Warrant,       Incorporated by reference from Exhibit
          dated June 5, 2000, as issued to the         2.12 of current report on Form 8-K filed,
          holders thereof.                             June 20, 2000
10.46     Registration Rights Agreement dated June     Incorporated by reference from Exhibit
          5, 2000, by and among AppliedTheory          2.13 of current report on Form 8-K filed,
          Corporation and Halifax Fund L.P.,           June 20, 2000
          Palladin Partners I, L.P., Palladin
          Overseas Fund Ltd., The Gleneagles Fund
          Company, Lancer Securities (Cayman) Ltd.,
          Elliott Associates, L.P. and Westgate
          International, L.P.

EXHIBIT
NUMBER    DESCRIPTION                                  LOCATION / PAGE #
-------   -----------                                  -----------------
10.47     Form of Common Stock Purchase Warrant,       Incorporated by reference from Exhibit
          $.01 Purchase Price, for issuance in         2.14 of current report on Form 8-K filed,
          connection with put and call options         June 20, 2000
          arising under the Purchase Agreement,
          dated June 5, 2000, by and among
          AppliedTheory Corporation and Halifax
          Fund L.P., Palladin Partners I, L.P.,
          Palladin Overseas Fund Ltd., The
          Gleneagles Fund Company, Lancer
          Securities (Cayman) Ltd., Elliott
          Associates, L.P. and Westgate
          International, L.P.
10.48     Amendment No. 2 to Resale Agreement          Incorporated by reference from Exhibit
          between AppliedTheory Corporation and        10.54 of June 2000 quarterly report on
          NYSERNet.org, Inc. dated April 18, 2000      From 10-Q
10.49     Loan Agreement between FINOVA Capital        Incorporated by reference from Exhibit
          Corporation and AppliedTheory Corporation    10.55 of June 2000 quarterly report on
          dated May 30, 2000.                          Form 10-Q
10.50     Capital Lease Agreement between Rainier      Incorporated by reference from Exhibit
          Funding Services, Inc. and AppliedTheory     10.56 of September 2000 quarterly report
          Corporation dated July 3, 2000.              on Form 10-Q
10.51     Letter Agreement Regarding Distribution      Incorporated by reference from Exhibit
          of New Documents, dated January 9, 2001,     10.57 of current report on Form 8-K,
          by and among AppliedTheory Corporation, a    filed January 26, 2001
          Delaware corporation, and the Investors.
10.52     Amended and Restated Purchase Agreement,     Incorporated by reference from Exhibit
          dated as of June 5, 2000, by and among       10.58 of current report on Form 8-K,
          AppliedTheory Corporation and the            filed January 26, 2001
          Investors.
10.53     Amended and Restated Registration Rights     Incorporated by reference from Exhibit
          Agreement, dated as of June 5, 2000, by      10.59 of current report on Form 8-K,
          and among AppliedTheory Corporation and      filed January 26, 2001
          the Investors.
10.54     Form of Convertible Debenture as issued      Incorporated by reference from Exhibit
          to Halifax Fund LP, dated as of June 5,      10.60 of current report on Form 8-K,
          2000, by and among AppliedTheory             filed January 26, 2001
          Corporation and the Halifax Fund, LP.
10.55     Form of Common Stock Purchase Warrant as     Incorporated by reference from Exhibit
          issued to Halifax Fund LP, dated as of       10.61 of current report on Form 8-K,
          June 5, 2000, by and among AppliedTheory     filed January 26, 2001
          Corporation and the Halifax Fund, LP.
10.56     Professional Services Agreement between      Incorporated by reference from 2000
          the New York State Department of Labor       annual report on Form 10-K
          and AppliedTheory Corporation dated
          November 2, 2000.
10.57     Renewed Revolving Note Agreement between     Incorporated by reference from 2000
          Fleet National Bank and AppliedTheory        annual report on Form 10-K
          Corporation dated as of January 3, 2001.
10.58     Pledge Security Agreement between Fleet      Incorporated by reference from 2000
          National Bank and NYSERNet.net, Inc,         annual report on Form 10-K
          dated as of January 3, 2001.
10.59     Stock Purchase Agreement by and between      Incorporated by reference from 2000
          Crescent International Ltd. and              annual report on Form 10-K
          AppliedTheory Corporation dated as of
          February 22, 2001.

EXHIBIT
NUMBER    DESCRIPTION                                  LOCATION / PAGE #
-------   -----------                                  -----------------
10.60     Form of Protective Warrant as issued to      Incorporated by reference from 2000
          Crescent International Ltd., dated as of     annual report on Form 10-K
          February 22, 2001, by and among Applied
          Theory Corporation and Crescent
          International Ltd.
10.61     Form of Incentive Warrant as issued to       Incorporated by reference from 2000
          Crescent International Ltd., dated as of     annual report on Form 10-K
          February 22, 2001, by and among Applied
          Theory Corporation and Crescent
          International Ltd.
10.62     Registration Rights Agreement by and         Incorporated by reference from 2000
          between Crescent International Ltd. and      annual report on Form 10-K
          AppliedTheory Corporation dated as of
          February 22, 2001.
10.63     Agreement and Plan of Reorganization by      Incorporated by reference from 2000
          and among Red Hat, Inc., Coke Acquisition    annual report on Form 10-K
          Corp., Planning Technologies, Inc.,
          Certain Stockholders of Planning
          Technologies, Inc., and Jonathan D.
          Bonime as Securityholder Agent dated as
          of February 23, 2001.
10.64     Advance Pricing Agreement to the Master      Incorporated by reference from 2000
          Lease and Financing Agreement between        annual report on Form 10-K
          Compaq Financial Services Corporation and
          AppliedTheory Corporation dated January
          2, 2001.
10.65     Master Agreement to Lease Equipment by       Incorporated by reference from 2000
          and between Cisco Systems Capital            annual report on Form 10-K
          Corporation and AppliedTheory Corporation
          dated January 17, 2001.
10.66     Lease Amendment between Benaroya Capital     Incorporated by reference from 2000
          Company, LLC and The Cordada Group, Inc.     annual report on Form 10-K
          dated August 18, 1999.
10.67     Lease Amendment between Benaroya Capital     Incorporated by reference from 2000
          Company, LLC and AppliedTheory Seattle       annual report on Form 10-K
          Corporation dated October 13, 2000.
10.68     Office Building Lease Agreement between      Incorporated by reference from 2000
          Team Tech International, Inc. and BC         annual report on Form 10-K
          Plaza II/III Ltd. at Barton Creek Plaza
          dated March 9, 2000.
10.69     Amendment Agreement, dated as of July 10,    Incorporated by reference from current
          2001, by and among AppliedTheory             report on Form 8-K, filed July 26, 2001
          Corporation and the Holders.
10.70     Security Agreement, dated as of July 10,     Incorporated by reference from current
          2001, by and among AppliedTheory             report on Form 8-K, filed July 26, 2001
          Corporation and the Holders.
10.71     Revolving Credit Agreement, dated as of      Incorporated by reference from current
          July 10, 2001, by and among AppliedTheory    report on Form 8-K, filed July 26, 2001
          Corporation, the Subsidiaries named
          therein and the Lenders named therein.
10.72     Form of Amended 5% Convertible Debenture     Incorporated by reference from current
          due June 5, 2003, dated as of June 5,        report on Form 8-K, filed July 26, 2001
          2001 and last amended July 10, 2001, by
          and among AppliedTheory Corporation and
          the Holders.
10.73     Form of Participation Certificate, by and    Incorporated by reference from current
          among AppliedTheory Corporation and the      report on Form 8-K, filed July 26, 2001
          Holders.

EXHIBIT
NUMBER    DESCRIPTION                                  LOCATION / PAGE #
-------   -----------                                  -----------------
10.74     Form of Revolving Credit Note, dated as      Incorporated by reference from current
          of July 10, 2001, by and among               report on Form 8-K, filed July 26, 2001
          AppliedTheory Corporation and the
          Lenders.
10.75     Parent Guarantee, dated July 10, 2001,       Incorporated by reference from current
          made by AppliedTheory Corporation in         report on Form 8-K, filed July 26, 2001
          favor of the Lenders identified therein.
10.76     Subsidiary Guarantee, dated July 10,         Incorporated by reference from current
          2001, made by certain Subsidiaries of        report on Form 8-K, filed July 26, 2001
          AppliedTheory Corporation in favor of the
          Lenders identified therein.
10.77     Side Letter to the Amendment Agreement,      Incorporated by reference from current
          dated July 10, 2001, by and among            report on Form 8-K, filed July 26, 2001
          AppliedTheory Corporation, its
          Subsidiaries and the Lenders.
10.78     Amendment No. 1, dated as of October 10,     Incorporated by reference from September
          2001, to the Revolving Credit Agreement      2001 quarterly report on From 10-Q
          and the Security Agreement, both dated as
          of July 10, 2001, by and among
          AppliedTheory Corporation, the
          subsidiaries named therein, and the
          lenders named therein.
11.1      Calculation of basic and diluted loss per    Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 1999.
11.2      Calculation of basic and diluted loss per    Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 2000.
11.3      Calculation of basic and diluted loss per    Filed herein
          share and weighted average shares used in
          calculation for the year ended December
          31, 2001.
21.1      Subsidiaries of AppliedTheory                Filed herein
          Corporation.
23.1      Consent of Grant Thornton LLP.               Filed herein
99.1      Press release issued by AppliedTheory        Filed herein
          Corporation on March 13, 2002.